Form 10-Q
period 1993-12-31
LORAL CORP /NY/
filed 1994-02-14
CIK 60357

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1993

                            ------------------------

                         Commission File Number 1-4238

                            ------------------------

                               LORAL CORPORATION
                                600 Third Avenue
                            New York, New York 10016
                           Telephone: (212) 697-1105

                        State of incorporation: New York

                     IRS identification number: 13-1718360

                            ------------------------

     The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

     As of January 28, 1994, there were 83,069,695 shares of Loral Corporation Common Stock outstanding.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

                       LORAL CORPORATION AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)

                                                THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   DECEMBER 31,                DECEMBER 31,
                                               ---------------------     -------------------------
                                                 1993         1992          1993           1992
                                               --------     --------     ----------     ----------
Sales........................................  $902,003     $941,141     $2,588,087     $2,361,343
Costs and expenses...........................   804,051      864,774      2,341,557      2,168,667
                                               --------     --------     ----------     ----------
Operating income.............................    97,952       76,367        246,530        192,676
Interest and investment income...............     1,957        2,795          4,044         11,713
Interest expense.............................     9,525       14,164         25,455         38,920
                                               --------     --------     ----------     ----------
Income before taxes, minority interest and
  equity in net income of affiliate..........    90,384       64,998        225,119        165,469
Income taxes.................................    34,346       24,012         83,122         61,383
                                               --------     --------     ----------     ----------
Income before minority interest and equity in
  net income of affiliate....................    56,038       40,986        141,997        104,086
Minority interest............................                                               (2,586)
Equity in net income of affiliate............       907          431          2,016            196
                                               --------     --------     ----------     ----------
Income before cumulative effect of changes in
  accounting.................................    56,945       41,417        144,013        101,696
Cumulative effect of changes in accounting,
  net of income taxes of $97,122.............                                             (233,377)
                                               --------     --------     ----------     ----------
Net income (loss)............................    56,945       41,417        144,013       (131,681)
Retained earnings, beginning of period.......   525,435      399,281        460,288        589,733
Dividends....................................   (11,602)      (9,690)       (33,523)       (27,044)
                                               --------     --------     ----------     ----------
Retained earnings, end of period.............  $570,778     $431,008     $  570,778     $  431,008
                                               --------     --------     ----------     ----------
                                               --------     --------     ----------     ----------
Weighted average number of common shares
  outstanding................................    83,888       79,134         83,644         75,027
                                               --------     --------     ----------     ----------
                                               --------     --------     ----------     ----------
Earnings per share:
Primary:
  Income before cumulative effect of changes
     in accounting...........................  $    .68     $    .52     $     1.72     $     1.36
  Cumulative effect of changes in
     accounting..............................                                                (3.11)
                                               --------     --------     ----------     ----------
  Net income (loss)..........................  $    .68     $    .52     $     1.72     $    (1.75)
                                               --------     --------     ----------     ----------
                                               --------     --------     ----------     ----------
Fully diluted:
  Income before cumulative effect of changes
     in accounting...........................  $    .68     $    .51     $     1.72     $     1.32
  Cumulative effect of changes in
     accounting..............................                                                (3.07)
                                               --------     --------     ----------     ----------
  Net income (loss)..........................  $    .68     $    .51     $     1.72     $    (1.75)
                                               --------     --------     ----------     ----------
                                               --------     --------     ----------     ----------
Cash dividends per common share..............  $    .14     $   .125     $     .405     $      .37
                                               --------     --------     ----------     ----------
                                               --------     --------     ----------     ----------

           See notes to condensed consolidated financial statements.

                       LORAL CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (Unaudited)

                                                                     DECEMBER 31,     MARCH 31,
                                                                         1993            1993
                                                                     ------------     ----------
ASSETS:
Current assets:
  Cash and cash equivalents........................................   $  203,206      $  116,902
  Receivables (Note 3).............................................      848,327         809,060
  Inventories (Note 3).............................................      235,540         324,714
  Deferred income taxes............................................       60,212          74,406
  Other current assets.............................................       20,144          40,135
                                                                      ----------      ----------
Total current assets...............................................    1,367,429       1,365,217
                                                                      ----------      ----------
Property, plant and equipment......................................    1,317,117       1,271,457
  Less, accumulated depreciation and amortization..................      574,046         489,765
                                                                      ----------      ----------
                                                                         743,071         781,692
                                                                      ----------      ----------
Cost in excess of net assets acquired, less amortization...........      545,625         537,155
Investment in and long-term advances to affiliate..................      139,033         137,017
Deferred income taxes..............................................       19,191          36,845
Other assets and prepaid pension cost..............................      376,636         370,152
                                                                      ----------      ----------
                                                                      $3,190,985      $3,228,078
                                                                      ----------      ----------
                                                                      ----------      ----------
LIABILITIES and SHAREHOLDERS' EQUITY:
Current liabilities:
  Current portion of debt..........................................   $    6,833      $   43,209
  Accounts payable, trade..........................................      130,533         151,344
  Customer advances................................................       92,396         102,452
  Accrued employment costs.........................................      154,250         173,759
  Income taxes.....................................................       42,735          60,440
  Other current liabilities........................................      246,662         223,509
                                                                      ----------      ----------
Total current liabilities..........................................      673,409         754,713
                                                                      ----------      ----------
Postretirement benefits............................................      616,586         622,048
Other liabilities..................................................      169,237         172,658
Long-term debt.....................................................      423,835         490,806
Shareholders' equity:
  Common stock, $.25 par value.....................................       20,941          10,429
  Capital surplus..................................................      757,190         753,208
  Retained earnings................................................      570,778         460,288
                                                                      ----------      ----------
                                                                       1,348,909       1,223,925
  Less:
     Treasury stock, at cost.......................................       19,519          19,777
     Unearned compensation.........................................       19,704          15,928
     Cumulative translation adjustment.............................        1,768             367
                                                                      ----------      ----------
Total shareholders' equity.........................................    1,307,918       1,187,853
                                                                      ----------      ----------
                                                                      $3,190,985      $3,228,078
                                                                      ----------      ----------
                                                                      ----------      ----------

           See notes to condensed consolidated financial statements.

                       LORAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                                          NINE MONTHS ENDED
                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                         1993          1992
                                                                       ---------     ---------
Operating activities:
  Net income (loss)..................................................  $ 144,013     $(131,681)
  Cumulative effect of changes in accounting.........................                  233,377
  Depreciation and amortization......................................    111,366       112,467
  Minority interest..................................................                    2,586
  Equity in net income of affiliate..................................     (2,016)         (196)
  Deferred income taxes..............................................     33,999
  Changes in operating assets and liabilities:
     Receivables.....................................................    (18,371)      (89,821)
     Inventories.....................................................     76,343        47,543
     Other current assets............................................     20,159        (4,169)
     Other assets....................................................    (23,229)      (16,915)
     Accounts payable and accrued liabilities........................    (38,144)      (26,634)
     Income taxes....................................................    (17,881)       12,550
     Postretirement benefits and other liabilities...................     (7,383)       12,656
     Other...........................................................       (114)
                                                                       ---------     ---------
  Net cash from operating activities.................................    278,742       151,763
                                                                       ---------     ---------
Investing activities:
  Acquisition of businesses, net of cash acquired....................    (25,767)     (262,736)
  Purchase price adjustment..........................................                    9,000
  Advances to affiliate..............................................     (3,895)       (4,062)
  Investment in affiliate............................................                   (9,500)
  Proceeds from sale of stock of affiliate...........................                   12,198
  Investment in other assets.........................................                  (44,000)
  Proceeds from notes receivable.....................................     20,935
  Capital expenditures, net..........................................    (53,162)      (49,564)
                                                                       ---------     ---------
                                                                         (61,889)     (348,664)
                                                                       ---------     ---------
Financing activities:
  Net (payments) borrowings under revolving credit facilities
     and commercial paper............................................   (265,531)      153,000
  Proceeds from borrowings...........................................    200,000         2,746
  Payments of debt...................................................    (37,816)      (10,175)
  Dividends paid.....................................................    (33,523)      (27,044)
  Proceeds from common stock issuance for stock options and
     employee benefit plans..........................................      6,321        32,121
  Purchase of treasury stock.........................................                   (2,644)
                                                                       ---------     ---------
                                                                        (130,549)      148,004
                                                                       ---------     ---------
  Net increase (decrease) in cash and cash equivalents...............     86,304       (48,897)
  Cash and cash equivalents, beginning of period.....................    116,902       191,113
                                                                       ---------     ---------
  Cash and cash equivalents, end of period...........................  $ 203,206     $ 142,216
                                                                       ---------     ---------
                                                                       ---------     ---------
  Supplemental information:
     Interest paid during the period.................................  $  21,665     $  34,804
                                                                       ---------     ---------
                                                                       ---------     ---------
     Income taxes paid during the period, net of refunds.............  $  62,166     $  40,898
                                                                       ---------     ---------
                                                                       ---------     ---------

           See notes to condensed consolidated financial statements.

                       LORAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated statements of operations for the three and nine months ended December 31, 1993 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report.

2.   ACQUISITIONS:

     Effective June 1, 1992, the Company acquired the minority partner's 41% equity interest in Loral Aerospace Holdings, Inc. ("LAH") through the issuance of 12,313,810 shares of Loral Common Stock and 627.3 shares of LAH Series S Preferred Stock.

     On August 31, 1992, the Company, through its newly formed wholly-owned subsidiary Loral Vought Systems Corporation ("LVS"), acquired certain assets and assumed certain liabilities of the missile business of LTV Aerospace and Defense Company for $254,250,000 in cash, including acquisition costs.

     These acquisitions have been accounted for as purchases. As such, the condensed consolidated financial statements reflect the results of operations of the acquired entity and the elimination of the minority interest from the respective dates of acquisition. Had these acquisitions occurred on April 1, 1992, the unaudited pro forma sales, income before cumulative effect of changes in accounting and earnings per share before cumulative effect of changes in accounting for the nine months ended December 31, 1992 would have been: $2,790,800,000; $110,100,000; and $1.42, respectively. The results, which are based on various assumptions, are not necessarily indicative of what would have occurred had the acquisitions been consummated as of April 1, 1992.

     In April 1993, the Company acquired the advanced simulation business of Bolt Beranek and Newman Inc. for $6,000,000 in cash plus acquisition costs. In September 1993, the Company acquired certain assets and assumed certain liabilities of Quintron Corporation for $20,577,000 in cash, subject to adjustment, plus acquisition costs. These acquisitions are not expected to have a material effect on the operations of the Company.

     Performance under contracts in process at the dates of acquisition contributed after-tax income of $32,909,000 and $31,839,000, net of after-tax interest cost on debt related to the acquisitions, and incremental amortization of cost in excess of net assets acquired of $14,798,000 and $14,151,000 for the nine months ended December 31, 1993 and 1992, respectively.

                       LORAL CORPORATION AND SUBSIDIARIES

3.   RECEIVABLES AND INVENTORIES (IN THOUSANDS):

                                                                       DECEMBER 31,     MARCH 31,
                                                                           1993           1993
                                                                       ------------     ---------
    Receivables:
    Receivables on U.S. Government and other long-term contracts:
      Amounts billed.................................................    $280,362       $ 291,332
      Unbilled contract receivables, net of unliquidated progress
         payments received of $695,599 and $696,547..................     497,594         434,368
                                                                         --------       ---------
                                                                          777,956         725,700
    Other receivables................................................      59,644          76,528
    Advances to affiliate............................................      10,727           6,832
                                                                         --------       ---------
    Net receivables..................................................    $848,327       $ 809,060
                                                                         --------       ---------
                                                                         --------       ---------

     Unbilled contract receivables represent revenue earned but not yet billed to the customer. The Company expects that substantially all such amounts will be billed and collected within one year.

                                                                       DECEMBER 31,     MARCH 31,
                                                                           1993           1993
                                                                       ------------     ---------
    Inventories:
    Raw materials....................................................    $ 20,927       $  21,353
    Work-in-process and finished goods...............................      38,433          37,597
    Inventoried costs related to U.S. Government and
      other long-term contracts......................................     359,666         512,705
                                                                         --------       ---------
    Gross inventories................................................     419,026         571,655
    Less, unliquidated progress payments received, principally
      related to long-term contracts.................................     183,486         246,941
                                                                         --------       ---------
    Net inventories..................................................    $235,540       $ 324,714
                                                                         --------       ---------
                                                                         --------       ---------

4.   DEBT:

     On September 9, 1993, the Company issued $200,000,000 7% Senior Debentures due 2023. These debentures are not callable and do not contain a sinking fund provision.

     On September 27, 1993, the Company filed a shelf registration statement to issue up to $300,000,000 of debt securities.

5.   INCOME TAXES:

     On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 (the "Act") was signed into law. One provision of the Act increased the Federal corporate income tax rate from 34% to 35% retroactively to January 1, 1993. As a result, the effective tax rate for the quarter ended December 31, 1993 increased to 38%. The impact of this provision on the results for the nine months ended December 31, 1993 was not significant. The additional tax benefit resulting from revaluing deferred tax assets at the higher tax rate is substantially offset by the higher tax rate imposed on income. The impact of other provisions of the Act is currently being evaluated.

                       LORAL CORPORATION AND SUBSIDIARIES

6.   SHAREHOLDERS' EQUITY:

     On September 20, 1993, the shareholders approved an increase in the number of authorized shares of Common Stock from 70,000,000 to 150,000,000.

     On October 7, 1993, the Company completed a two-for-one stock split in the form of a 100% stock distribution for shareholders of record on September 28, 1993.

     All share and per share information have been adjusted to reflect the two-for-one stock split.

7.   OTHER EVENTS:

     On December 12, 1993, the Company signed a definitive agreement to purchase substantially all the assets and liabilities of the Federal Systems Company ("Federal Systems"), a division of International Business Machines Corporation. The purchase price of $1,575,000,000, subject to adjustment, will be initially financed through bank borrowings.

     Effective January 1, 1994, through the date of closing, expected to occur during the first calendar quarter of 1994, Federal Systems will be operated for the benefit of and at the risk of the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     On August 31, 1992, the Company, through its newly formed wholly-owned subsidiary Loral Vought Systems Corporation ("LVS"), acquired the missile business of LTV Aerospace and Defense Company. The results of operations of LVS are included from the date of acquisition. (See Note 2 to Condensed Consolidated Financial Statements.) In March 1993, retroactive to April 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"). On July 27, 1993, the Board of Directors declared a two-for-one stock split which was distributed on October 7, 1993. All share and per share information have been adjusted to reflect the two-for-one stock split. (See Note 6 to Condensed Consolidated Financial Statements.)

     On December 12, 1993, the Company signed a definitive agreement to purchase substantially all the assets and liabilities of the Federal Systems Company ("Federal Systems"), a division of International Business Machines Corporation. This transaction will impact the Company's results of operations and financial condition commencing in the fourth quarter of fiscal year 1994. (See Note 7 to Condensed Consolidated Financial Statements.)

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1993 AND DECEMBER 31, 1992

     Sales for the quarter ended December 31, 1993 decreased to $902,003,000 from $941,141,000 in the prior year. Net income increased to $56,945,000, or $.68 per share, compared with $41,417,000, or $.52 per share, in the prior year. Earnings per share for the quarter ended December 31, 1993, are based on 83,888,000 primary weighted average shares outstanding, compared with 79,134,000 in the prior year.

     The sales decrease is attributable primarily to lower volume on the AN/BSY-2 combat control system for the U.S. Navy's SSN-21 attack submarine, Multiple Launch Rocket System (MLRS) for the U.S. Army, Sidewinder air-to-air missiles, VT-1 missiles, sonar systems for Romeo-class submarines and ALQ-178 radar warning and electronic countermeasures systems for foreign F-16 aircraft; offset by higher volume on the ALQ-131 receiver/processor for F-16 and F-111 radar jamming pods, F/A-18 Forward-Looking Infrared (FLIR) targeting and weapon delivery system, MLRS for foreign customers and Vertical Launch Antisubmarine Rocket (VLA).

     Operating income increased to $97,952,000 from $76,367,000 in the prior year. Operating income as a percentage of sales increased to 10.9% from 8.1%, as a result of net improved margins due to operating efficiencies and favorable sales mix for the acquired LVS business, primarily due to increased foreign sales, and lower postretirement health care and life insurance costs due to various plan amendments the Company adopted in March 1993.

     Net interest expense decreased by $3,801,000 from the prior year, primarily due to the benefits from continued strong cash flow and lower overall interest costs due to lower market interest rates and a series of debt reshaping steps initiated by the Company in the second half of last year.

     As a result of the Omnibus Budget Reconciliation Act of 1993, the effective tax rate for the quarter ended December 31, 1993 increased to 38% from 37% in the prior year. (See Note 5 to Condensed Consolidated Financial Statements.)

FINANCIAL CONDITION

     The Company improved its financial position with the debt (net of cash) - equity ratio decreasing to .17:1 from .35:1 at March 31, 1993 and the current ratio improving to 2.0:1 from 1.8:1 at March 31, 1993. The Company's free cash flow (net cash from operating activities, less capital expenditures, plus proceeds of stock purchases by employee benefit plans and exercises of stock options) was $231,901,000 for the nine months ended December 31, 1993. The Company expects positive cash flow for the remainder of the fiscal year before any consideration of the impact of the Federal Systems acquisition.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

     In continuing with the Company's debt reshaping program, in September 1993, the Company issued $200,000,000 7% Senior Debentures due 2023 and filed a new shelf registration statement to issue up to $300,000,000 of debt securities.

     The Federal Systems purchase price of $1,575,000,000, subject to adjustment, will be initially financed through bank facilities totalling $1,700,000,000. These facilities will replace the Company's existing $600,000,000 revolving credit agreement with a group of banks. Based on the expected financial condition of the Company following the close of the transaction, Management believes that the internal cash flows of the combined operations will be adequate to fund the future growth of the Company while servicing the interest and retiring the principal of the debt.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
DECEMBER 31, 1993 AND DECEMBER 31, 1992

     Sales for the nine months ended December 31, 1993, totaled $2,588,087,000, compared with $2,361,343,000 in the prior year. Net income for the nine months ended December 31, 1993 increased to $144,013,000, or $1.72 per share, compared with $101,696,000, or $1.36 per share, in the prior year before the cumulative effect of adopting SFAS 106.

     Earnings per share are based on 83,644,000 primary weighted average shares outstanding, compared with 75,027,000 in the prior year.

     The sales increase was attributable to the results of the acquired LVS business. Sales also includes higher volume on the ALQ-131 receiver/processor for F-16 and F-111 radar jamming pods, Vertical Launch Antisubmarine Rocket
(VLA) and ALR-56M radar warning systems; offset by lower volume on Sidewinder air-to-air missiles, ALQ-178 radar warning and electronic countermeasures systems for foreign F-16 aircraft, Special Operations Forces Aircrew Training System (SOF-ATS), Simulated Area Weapons Effect (SAWE) training system and Chaparral air-defense system.

     Operating income increased to $246,530,000 from $192,676,000 in the prior year. Operating income as a percentage of sales increased to 9.5% from 8.2%, as a result of net improved margins due to operating efficiencies and favorable sales mix for the acquired LVS business, primarily due to increased foreign sales, lower pension costs resulting from acquired pension plans and lower postretirement health care and life insurance costs due to various plan amendments the Company adopted in March 1993.

     Net interest expense decreased by $5,796,000 from the prior year, primarily due to the benefits from continued strong cash flow and lower overall interest costs due to lower market interest rates and a series of debt reshaping steps initiated by the Company in the second half of last year, offset by the impact of debt incurred as a result of the acquisition of LVS and non-recurring gains on certain investments in the prior year.

     The impact of the Omnibus Budget Reconciliation Act of 1993 was not significant. (See Note 5 to Condensed Consolidated Financial Statements.)

     The minority interest charge was eliminated effective June 1, 1992, due to the Company's acquisition of the minority partner's interest in LAH. (See Note 2 to Condensed Consolidated Financial Statements.)

     As a result of adopting SFAS 106, the Company recorded charges in the prior year effective April 1, 1992, net of minority interest, for the cumulative effect of the accounting change of $330,499,000 pre-tax, $233,377,000 after-tax, or $3.11 per share.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

     The following exhibits are filed as part of this report:

        Exhibit 11.1     Computation of Earnings per Common Share for the three months ended
                         December 31, 1993 and 1992
        Exhibit 11.2     Computation of Earnings per Common Share for the nine months ended
                         December 31, 1993 and 1992
        Exhibit 12       Computation of Ratio of Earnings to Fixed Charges for the nine months ended December 31, 1993 and 1992

  (b) Reports on Form 8-K

           DATE OF REPORT                               ITEM REPORTED
        --------------------    -------------------------------------------------------------
        December 12, 1993       ITEM 5 -- OTHER EVENTS
                                The Registrant signed a definitive agreement to purchase
                                substantially all the assets and liabilities of the Federal
                                Systems Company, a division of International Business
                                Machines Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    LORAL CORPORATION
                                          --------------------------------------
                                                        Registrant

Date: February 11, 1994                            MICHAEL P. DEBLASIO
                                          --------------------------------------
                                                   Michael P. DeBlasio
                                             Senior Vice President -- Finance
                                              (Principal Financial Officer)
                                                           and
                                             Registrant's Authorized Officer

                                EXHIBIT INDEX


Exhibit 11.1     Computation of Earnings per Common Share for the three months ended December 31, 1993 and 1992

Exhibit 11.2     Computation of Earnings per Common Share for the nine months ended December 31, 1993 and 1992

Exhibit 12       Computation of Ratio of Earnings to Fixed Charges for the
                  nine months ended December 31, 1993 and 1992