Form 10-K
period 1994-03-31
LORAL CORP /NY/
filed 1994-05-13
CIK 60357

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1994

                            ------------------------

                         Commission file number 1-4238

                               LORAL CORPORATION

                                600 Third Avenue
                            New York, New York 10016
                           Telephone: (212) 697-1105

                        State of incorporation: New York

                     IRS identification number: 13-1718360

                            ------------------------

     Securities registered pursuant to Section 12(b) of the Act:

                                                                     NAME OF EACH EXCHANGE
                       TITLE OF EACH CLASS                            ON WHICH REGISTERED
- - - ------------------------------------------------------------------  ------------------------
Common Stock, $.25 par value......................................  New York Stock Exchange
7% Senior Debentures..............................................  New York Stock Exchange
8 3/8% Senior Debentures..........................................  New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:

9 1/8% Senior Debentures

     The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

     No disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     As of April 29, 1994, 83,402,000 common shares were outstanding, and the aggregate market value of such shares (based upon the closing price on the New York Stock Exchange) held by non-affiliates of the registrant was approximately $2,997,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 1994 definitive proxy statement are incorporated by reference into Part III.
- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

                        GENERAL DESCRIPTION OF BUSINESS

     Loral Corporation (the "Company" or "Loral") was incorporated in New York in 1948. Through its subsidiaries and divisions, the Company is a leading supplier of defense electronics systems, components and services to U.S. and allied defense departments. The Company's principal business areas are: electronic combat; training and simulation; command, control, communications and intelligence ("C3I")/reconnaissance; tactical weapons; systems integration; and space systems. The Company has achieved an incumbent position on a wide range of existing programs through internal growth and development and a series of acquisitions focused on its core technologies. Loral's business strategy is to emphasize upgrades of existing weapons systems, concentrate on further developing its core of advanced technologies, generate an increasing proportion of its sales from foreign customers and selectively extend the Company's proprietary technologies into non-military applications, such as systems integration, satellite-based telecommunications, medical diagnostic imaging systems, network management, data archiving, and information systems and services.

     Effective January 1, 1994, Loral acquired Federal Systems Company, a division of International Business Machines Corporation, for $1,503,500,000 in cash, not including acquisition costs. Federal Systems is a leading systems integrator and supplier of advanced information technology products and services to defense and non-defense agencies worldwide.

                               BUSINESS SEGMENTS

     The Company operates primarily in one industry segment, defense electronics.

                                    PRODUCTS

Electronic Combat

     Loral is a leading producer of systems that detect, jam and deceive hostile radars and radar and infrared guided weapons and detect and analyze surface and submarine threats. Loral's electronic combat systems are used in the protection of U.S. and allied aircraft and antisubmarine warfare, antisurface warfare, airborne early warning, and for electronic support measures.

     Loral manufactures the ALR-56 family of advanced, programmable radar warning systems. The ALR-56C and ALR-56M are utilized aboard U.S. Air Force and allied F-15 and F-16 jet fighter aircraft, respectively. Loral has sold its Rapport II and III (ALQ-178) fully integrated airborne radar warning and electronic jamming systems to Israel, Belgium and Turkey for the F-16, and has developed an advanced version called the ALQ-202.

     Loral supplies the Forward-Looking Infrared (FLIR) targeting and weapon delivery pod aboard U.S. and allied F/A-18 strike jets. This system permits aircrews to deliver smart weapons to selectively identified high value targets through laser rangers and target designators.

     Loral is the prime contractor for the U.S. Navy's LAMPS MK III helicopter for antisubmarine warfare, antisurface warfare and airborne early warning, and for a similar system, the EH101/Merlin, for the United Kingdom's Ministry of Defence. The Company also produces the Electronic Support Measures system for the U.S. Air Force's B-2 stealth bomber; a day/night adverse weather missions system for the MC-130H Combat Talon II aircraft; and the central computer for the F-15.

     Loral's AAR-47 uses infrared sensing technologies to warn U.S. Navy and Marine helicopters of hostile missile threats. Loral's ALQ-157, Matador and Challenger infrared countermeasures systems emit infrared energy pulses that counter heat-seeking missiles by directing them away from aircraft, naval vessels and armored ground vehicles. Loral also produces antenna assemblies and systems for airborne warning aboard tactical aircraft, such as the E-2C.

Training and Simulation

     Loral's training systems provide simulated, realistic battlefield environments that assist air, land and sea forces in achieving and maintaining combat readiness as well as aiding in the establishment and validation of requirements for new systems and upgrades. Loral produces a variety of simulators, including weapons systems simulators, virtual reality simulators, and distributed interactive simulators.

     Loral's operational flight and weapons systems trainers simulate F-15 and F-15E jet aircraft avionics under combat conditions. Loral is also developing a comprehensive family of weapons systems trainers, courseware and mission rehearsal devices for the Special Operations Forces Aircrew Training System (SOF-ATS). The Company has a contract to assess pilot training requirements for the U.S. Air Force's new F-22 fighter. Loral is developing full mission simulators that combine flight weapon systems and mission training for Sweden's JAS-39 multi-role combat aircraft.

     Loral's Multiple Integrated Laser Engagement System (MILES) is at the forefront of a family of laser-based training systems, including the Air-to-Ground Engagement System (AGES), the Precision Gunnery Training System
(PGTS), Simulated Area Weapons Effect (SAWE), Precision Range Integrated Maneuver Exercise (PRIME) and Mobile Automated Instrumentation Suite (MAIS). These systems are used to train and evaluate ground combat troops and military equipment. The equipment simulates the effect of weapons fire through eye-safe, encoded laser beams. Detector cells and electronic decoding systems replicate target vulnerability. Data is transmitted to a central station to allow review of combat performance.

     Loral is a principal developer of netted simulators for the U.S. Army. Loral operates and maintains simulator networks for ground vehicle and airborne platform training at Fort Knox and Fort Rucker under the Army's Advanced Distributed Simulation Technology Program. These simulators are linked to each other and to combat training ranges including ranges operated by the Company.

     Loral's Close Combat Tactical Trainer (CCTT) provides the U.S. Army with a computer-based trainer that simulates vehicles, weapon systems and dismounted infantry in a virtual battlefield environment. The Company is prime contractor for the MATBAT tank gunnery training system to provide realistic battlefield conditions for the Israeli Defense Forces.

     Loral has developed for the U.S. Navy a laser-guided training round, which simulates the operation of the Paveway II bomb, providing live-fire training for A-6 and F/A-18 aircrews at one-fifth the cost of an actual round.

     Loral operates and maintains the U.S. Navy's and Air Force's primary pilot training ranges and electronic warfare ranges, provides instructors for classroom training, and supplies sophisticated avionics and undersea simulators. Loral's Simulator Device Development Support program is upgrading electronic warfare simulators at the Naval Weapons Center at China Lake.

Command, Control, Communications and Intelligence/Reconnaissance

     Loral offers systems integration, operations management and engineering services, post-deployment systems support, military satellite communication terminals, information processing and display hardware, information management software, secure tactical communications instruments and telemetry equipment to address a broad spectrum of strategic and tactical C3I requirements.

     Loral is the principal technical support contractor for the Space Defense Operations Center at Cheyenne Mountain for the U.S. Space Command, which monitors orbiting space systems to alert the U.S. and its allies to potential attack. Loral is producing the Rapid Execution and Combat Targeting system, which is modernizing the Minuteman missile launch control centers. Loral is also providing engineering support, systems integration, and operations and maintenance for the worldwide Air Force Satellite Control Network. Loral is developing the communications element of the All-Source Analysis System, a tactical intelligence fusion system that will receive, process and display battlefield information to tactical commanders on a near real-time basis.

     Loral provides hardware support, software maintenance, sustaining engineering and on-site operational services in support of the U.S. Air Force's Global Positioning System. Loral is also responsible for system development, software maintenance, and engineering support for the U.S. Air Force's fixed and mobile Launch Detection System.

     Loral produces mil-spec and ruggedized general-purpose computers and processors used in military systems, such as ground-launched and sea-launched cruise missiles, the Trident AFLOAT System and the MILSTAR communications programs. Loral also produces the Associative Processor (ASPRO), a parallel processing computer for command and control aboard the E-2C aircraft and for over-the-horizon targeting by U.S. submarines. Loral supplies antisubmarine warfare and combat control systems for submarines and surface ships, including the AN/BSY-1 combat system for the U.S. Navy's SSN 688 class attack submarines and portions of the AN/BSY-2 combat control system for the Navy's SSN-21 attack submarines, the Combat Control System MK3 for the Royal Australian Navy's Type 471 SSK submarines, and elements of the SQQ-89 surface ship ASW combat control system.

     Loral's information and graphics display systems provide interactive access to real-time information on ground and shipboard platforms as well as aircraft, such as the E-2C, P-3C, S-3, F-14 and other U.S. Navy aircraft. Loral's EMR and instrumentation telemetry systems include airborne transmitters, receivers, data links, transponders and signal encoders, which are used in tracking, ranging, data acquisition and command and control for operations of space vehicles and missiles. Loral's instrumentation products, primarily the System 500, provide high-speed real-time processing in testing and analyzing data from advanced avionics as well as from missile and satellite sources.

     Loral's reconnaissance systems utilize advanced electronic imaging, communications and information processing technologies to provide integrated tactical battlefield information and navigation and targeting capability in airborne platforms for the U.S. Air Force, Navy and Marines. Loral employs mercury cadmium telluride, platinum silicide and charge-coupled device technologies required for the infrared ("IR") and electro optical ("EO") focal plane arrays that are at the heart of night vision and all-weather cameras. Loral's sensing and imaging products are a major component of the Advanced Tactical Air Reconnaissance System (ATARS), the Long-Range Oblique Photography System (LOROPS), the F-3050 tactical reconnaissance pod and a tactical reconnaissance system for German Tornado aircraft.

     Loral also manufactures and sells commercial data and voice recorders, the indestructible "black boxes" mandated by the FAA for commercial and general aviation aircraft.

     Loral is producing the Medical Diagnostic Imaging System which extends the Company's high-volume data storage and retrieval technologies into the medical marketplace for DoD, VA and commercial hospitals.

Tactical Weapons

     Loral produces the Multiple Launch Rocket System (MLRS) for the U. S. Army. This weapon system spreads submunitions over a one kilometer area and was used extensively in Operation Desert Storm. Loral also produces the Army Tactical Missile System (ATACMS). Fired from the MLRS launcher, ATACMS provides a long range tactical missile. Loral will also test a long-range ship-fired version of ATACMS so the U.S. Navy can evaluate the missile for fire support missions. MLRS has substantial international markets, and has been purchased by France, Germany, the United Kingdom, Italy, the Netherlands, Turkey, Bahrain and Japan. The Company also expects an international market for ATACMS.

     Loral has developed the Extended Range Intercepter missile (ERINT), a kinetic energy, high-altitude anti-missile missile that destroys its target through force of impact without explosives. The system has been selected by the U.S. Army for its PAC-3 Theater Missile Defense upgrade of the Patriot Missile System. Loral is also developing the LOSAT missile, a low-cost kinetic energy antitank missile.

     Loral's EO and IR sensors, processing technologies and advanced algorithms are employed in a wide range of tactical weapons and weapons guidance systems. Loral's IR sensors have been selected for the Theater High-Altitude Area Defense (THAAD) anti-tactical missile detection and interception system.

     Loral's guidance programs include the Digital Scene Matching Area Correlation (DSMAC) system, which permits Tomahawk cruise missiles to direct themselves for long distances over enemy terrain, complete missile guidance control units for air-defense systems and gyro-optic assemblies for thermal imaging missiles, and air-to-ground weapons. Loral is also a prime contractor for sales to certain U.S. allies of the Chaparral air-defense system, for which it manufactures the entire missile and fire control system. Loral also produces the Sidewinder air-to-air missile; the AIM 9M and the AIM 9P.

     Loral is under contract from the U. S. Marine Corps to develop a short-range antitank weapon, the Predator, which is a man-portable fire-and-forget weapon system. The Company's Vertical Launch Antisubmarine Rocket (VLA) is in production for the U. S. Navy and Japan.

Systems Integration

     Loral is a leading provider of systems integration services focused on integrating complex hardware and software systems. Loral serves the U.S. Department of Defense and a broad range of federal and foreign government organizations, including the Federal Aviation Administration, the U.S. Department of Justice, the Internal Revenue Service, the U.S. Postal Service and the United Kingdom's Civil Aviation Authority.

     Among Loral's programs are the Advanced Automation System, the next-generation air traffic control system for the Federal Aviation Administration (see Note 8 to Consolidated Financial Statements), and the United Kingdom's New En Route Centre air traffic control system. Loral is also under contract to produce a number of systems for non-DoD government agencies, including the Document Processing System that will image and store tax returns and correspondence for the Internal Revenue Service, a bar code-based mail sorting system for the U.S. Postal Service, network and database systems for the administrative offices of the U.S. Courts and an image processing system for the U.S. Environmental Protection Agency to allow its regional offices across the country to convert paper documents into digitized data stored on optical disks.

     Loral has developed systems for managing and tracking the nationwide real estate inventory of the Resolution Trust Corporation (RTC) and is currently supporting RTC's wide area networks and telecommunications efforts. Loral is the prime contractor for the U.S. Army's Sustaining Base Information Services program, which is a comprehensive information support system that will be used for all Army base management information and administrative processing. This includes personnel management, payroll, financial accounting and control, authorization documentation, supply and services and medical records management.

Space Systems

     Loral and Space Systems/Loral, Inc. ("SS/L"), an unconsolidated affiliate, both participate in various aspects of space technology and systems. Loral provides engineering services supporting mission control systems for both manned and unmanned space flight and develops and manufactures scientific instruments, sensors, cameras and power systems for space systems applications. SS/L produces geosynchronous satellites and subsystems for telecommunications and earth sensing and is the prime contractor for the Globalstar low-earth-orbit mobile telecommunications system.

     Loral designs, develops and integrates systems for the Space Shuttle's on board hardware and flight control software. Loral also provides systems engineering, safety engineering, reliability and engineering support to Johnson Space Center, and is modernizing its Mission Systems Control in support of manned space missions, including the Space Shuttle.

     In space science, Loral is developing the Atmospheric Infrared Sounder
(AIRS), a scientific instrument that will fly on NASA's Earth Observing System platform in the next century. At NASA's Goddard Space Flight Center, Loral is developing the computer system to store, archive and distribute data collected from the EOSDIS system.

     SS/L designs and fabricates geostationary and low-earth-orbiting satellites for space communications and remote earth sensing. SS/L's INTELSAT VII satellite will carry international telephone traffic for the International Telecommunications Satellite consortium. The first of a series of nine satellites was launched in October, 1993. SS/L is the prime contractor for a series of Geostationary Operational Environmental Satellites (GOES), which are being built to conduct imaging of clouds and the earth's surface and sounding of water vapor fields, and to monitor the space environment, collect data from terrestrial sensors and relay aircraft and maritime distress signals. The first GOES satellite was launched in April 1994. SS/L has supplied Japan's Space Communications Corporation with the Superbird communications satellites, and is building two N-STAR satellites for Nippon Telegraph and Telephone of Japan. SS/L also has a contract to supply two direct-to-home broadcast television satellites to TEMPO, a subsidiary of Tele-Communications, Inc.

     Loral has contracts to supply video systems and provide systems engineering and integration for Space Station Freedom, and SS/L has contracts to supply subsystems and components, including power systems, for Space Station Freedom.

     Loral is the managing general partner of Globalstar L.P., an international venture formed to design and operate a global satellite communications system in conjunction with the following strategic partners, who have collectively committed to invest $275 million of initial equity capital toward a total $1.8 billion funding requirement: Alcatel N.V.; Alenia Spazio, S.p.A.; DACOM Corporation; Hyundai Electronics Industries Company; QUALCOMM Incorporated; Vodafone Group; and AirTouch Communications (formerly PacTel). Globalstar will deploy and operate a worldwide, low-earth-orbit mobile satellite-based communications system using CDMA technology. The system, employing a constellation of 48 satellites, subject to receiving local licensing authority such as is pending before the Federal Communications Commission, is expected to be operational in 1998 and will offer low-cost worldwide digital wireless telecommunications services, including voice, data, paging, facsimile and geolocation services, to telephones and data terminals in areas currently not served or underserved by existing telecommunications systems. The system will allow existing cellular carriers to extend and enhance their provision of telecommunications services to new and current users.

                                   CUSTOMERS

     Substantially all of the Company's products are sold to agencies of the United States Government, primarily the Department of Defense, to foreign government agencies or to prime contractors or subcontractors thereof. In fiscal 1994, approximately 90% of the Company's sales was derived directly or indirectly from defense contracts for end use by the United States and foreign governments. Sales to domestic customers represented 86% of total revenue in fiscal 1994 and 1993. Sales to the U.S. Army, Air Force and Navy accounted for 23%, 18% and 11%, respectively, of the Company's consolidated sales for fiscal 1994, and 21%, 22% and 9%, respectively, for fiscal 1993. The majority of the Company's remaining domestic sales were to prime contractors for end use by the U.S. Government and other U.S. Government agencies.

     For information concerning international programs and sales to foreign governments, see Foreign Sales below.

                                    BACKLOG

     Backlog at March 31, 1994, was approximately $6.5 billion, compared with $3.9 billion at March 31, 1993. Approximately 55% of the backlog at March 31, 1994, is expected to be shipped during fiscal 1995.

     Of the backlog at March 31, 1994, approximately $3.5 billion was directly or indirectly for defense contracts for end use by the U.S. Government and an additional $530 million for contracts to other U.S. Government agencies. Backlog for the U.S. Army, Air Force and Navy accounted for 17%, 13% and 9%, respectively, of total backlog at March 31, 1994.

     Approximately $2.5 billion of the backlog consisted of orders by foreign governments and contractors, primarily for defense contracts in various allied nations, representing 38% of total backlog at March 31, 1994.

                                  COMPETITION

     The Company faces intense competition in all its product areas. A number of the Company's competitors are, or are controlled by, companies that are larger and have greater financial resources than the Company.

     The Company's position depends largely upon the quality, design and pricing of its products and services and the timeliness of deliveries. The Company must design products that meet or exceed rigid specifications and that are subjected to stringent testing procedures. A substantial portion of the Company's business is obtained through the submission of competitive proposals.

                              GOVERNMENT CONTRACTS

     The Company's government contracts are normally for production, service or development. Such contracts are typically of the fixed-price or cost-type variety. Development contracts historically have been less profitable than production contracts, and the Company has at times experienced cost overruns on them.

     Fixed-price contracts may provide for a firm fixed-price or they may be fixed-price incentive contracts. Under the firm fixed-price contracts, the Company agrees to perform for an agreed price and, accordingly, derives benefits from cost savings, but bears the entire risk of cost overruns. Under the fixed-price incentive contract, if actual costs incurred are less than estimated costs for the contract, the savings are apportioned between the Government and the Company. However, if actual costs under such a contract exceed estimated costs, excess costs are apportioned between the Government and the Company up to a ceiling. The Company bears all costs that exceed the ceiling. Some firm fixed-price contracts and fixed-price incentive contracts also provide for price adjustments in the event inflation differs from specified measurement indices, or in the event performance exceeds specified objectives or schedules.

     Some cost-type contracts provide for reimbursement of the Company's actual costs, to the extent such costs are allowable, and additional compensation in the form of a fixed, incentive or award fee. Under cost-sharing contracts, costs are apportioned between the Government and the Company according to an agreed formula. Cost-type contracts contain cost ceilings and the Company is not obligated to incur costs in excess of such ceilings.

     All domestic defense contracts and subcontracts to which the Company is a party are subject to audit, various cost controls and standard provisions for termination at the convenience of the Government. Multi-year Government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable. Upon termination other than for a contractor's default, the contractor is normally entitled to reimbursement for allowable costs, but not necessarily all costs, and to an allowance for the proportionate share of fees or earnings for the work completed. Foreign defense contracts generally contain comparable provisions relating to termination for the convenience of the government.

     Companies engaged primarily in supplying defense-related equipment to the Government are subject to certain business risks peculiar to the defense industry. These risks include the ability of the Government to unilaterally suspend the Company from receiving new contracts pending resolution of alleged violations of procurement laws or regulations.

     In addition, all defense businesses are subject to risks associated with dependence on Government appropriations, changes in Government procurement policies, obtaining required Government export licenses for international sales, uncertain cost factors related to technologically scarce skills and exotic components, the frequent need to bid on programs in advance of design completion (which may result in unforeseen technological difficulties and, or cost overruns), design complexity and rapid obsolescence, and the constant necessity for design improvement.

     United States Government expenditures for defense products are likely to continue to decline. These reductions may or may not have an effect on the Company's programs; however, in the event expenditures for products of the type manufactured by the Company are reduced, and not offset by greater foreign sales or other new programs or products, or acquisitions, there will be a reduction in the volume of contracts or subcontracts awarded to the Company. Such reductions unless offset will have an adverse effect upon the Company's earnings.

                              PATENTS AND LICENSES

     Although the Company owns some patents and has filed applications for additional patents, it does not believe that its operations depend upon its patents. In addition, the Company's U.S. Government contracts generally license it to use patents owned by others. Similar provisions in the U.S. Government contracts awarded to other companies make it impossible for the Company to prevent the use by other companies of its patents in most domestic defense work.

                            RESEARCH AND DEVELOPMENT

     The Company employs scientific, engineering and other personnel to improve its existing product lines and to develop new products and technologies in the same or related fields. The largest portion of this work is performed under specific U.S. Government contracts. At March 31, 1994, the Company employed approximately 10,800 engineers (of whom 2,750 held advanced degrees), of which approximately 1,230 (including 360 holding advanced degrees) devote all or part of their effort to Company-sponsored research projects.

     The amounts of research and development performed under customer-funded contracts and Company-sponsored research projects, including bid and proposal costs, for the three most recent fiscal years were as follows:

                                                        CUSTOMER-     COMPANY-
                                                         FUNDED       SPONSORED      TOTAL
                                                        ---------     --------     ----------
                                                                   (IN THOUSANDS)
    1994..............................................  $ 843,964     $172,604     $1,016,568
    1993..............................................    488,450      124,718        613,168
    1992..............................................    326,626      122,903        449,529

                                   PERSONNEL

     At March 31, 1994, the Company employed approximately 32,600 persons. A significant part of its operations is dependent upon professional, technical and engineering personnel whose tenure is not generally secured by employment contracts. The Company has agreements with labor organizations representing certain hourly employees.

                                 FOREIGN SALES

     Loral products currently sold in the international marketplace include the ALQ-178 Rapport, ALR-56C, ALR-56M, FLIR targeting and weapon delivery system for the F/A-18 strike jet, EH 101/Merlin, AAR-47, Challenger, Matador, E-2C displays, shipboard chaff and flare countermeasures, Romeo submarine sonar, Multiple Launch Rocket System, Vertical Launch Antisubmarine Rocket, guidance control systems for the Sidewinder missile, Chaparral air-defense system, F-3050 tactical reconnaissance pod, JAS-39 full mission simulator, MILES, TCM-620 tactical communications system and air traffic control systems. Through SS/L, Loral is also supplying the INTELSAT VII, Superbird and N-Star satellites for the international marketplace. Certain other Loral programs have export potential, including ATACMS, the ASPRO computer, tactical displays, LOROPS and AIRS.

     Foreign sales accounted for approximately 14% of the Company's sales in fiscal 1994 and 1993. Foreign sales and income are subject to changes in United States and foreign government policies, regulations, embargoes and international hostilities. Foreign sales generally require export licenses granted on a case-by-case basis by the United States Department of State. The exchange risk inherent in foreign contracts not denominated in U.S. dollars is mitigated by currency hedging where deemed appropriate.

     Foreign sales comprise the following:

                                                           1994         1993         1992
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Export sales:
      Asia.............................................  $227,312     $190,125     $151,435
      Europe...........................................   106,546      128,707      148,295
      Middle East......................................    91,049      119,401      213,473
      Other............................................    28,289       26,733       75,831
                                                         --------     --------     --------
                                                          453,196      464,966      589,034
    Foreign operations, principally Europe.............   111,416       12,535        5,779
                                                         --------     --------     --------
    Total foreign sales................................  $564,612     $477,501     $594,813
                                                         --------     --------     --------
                                                         --------     --------     --------

ITEM 2.  PROPERTIES

     The Company operates in a number of plants and office facilities in the United States and abroad.

     At March 31, 1994, the Company's manufacturing, engineering, research, administrative, warehousing and sales facilities aggregated approximately 21.4 million square feet, of which 51% is owned and 49% is leased. Substantially all the Company's facilities are located in the United States. Management believes the Company's facilities are adequate for its current level of business.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is a defendant in a number of lawsuits or claims incidental to its business including those related to environmental issues (see Note 8 to Consolidated Financial Statements). In the opinion of management, the ultimate liability on these matters, if any, will not have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

(a)  MARKET PRICE AND DIVIDEND INFORMATION

     The Company's Common Stock is listed on the New York Stock Exchange ("NYSE") under the symbol LOR. The following table sets forth the high and low sales prices per share as reported on the NYSE Composite Tape, and the dividends paid per share during those periods.

                                                                                    DIVIDENDS
                                                                                    ---------
                                                                                      PER
                                                                                      ---
                                                               MARKET PRICE*         SHARE*
                                                            --------------------    -------
                                                             HIGH          LOW
                                                            -------      -------
    FISCAL 1994 QUARTER ENDED
      June 30.............................................  $30 1/4      $25 7/16     $.125
      September 30........................................   32 3/4       29           .14
      December 31.........................................   38 3/4       29           .14
      March 31............................................   42 3/4       35 7/8       .14
    FISCAL 1993 QUARTER ENDED
      June 30.............................................  $17 13/16    $15 3/8      $.12
      September 30........................................   20           15 7/8       .125
      December 31.........................................   23 11/16     18 5/16      .125
      March 31............................................   28 13/16     22 1/4       .125

- - - ---------------
* Adjusted to reflect two-for-one stock split distributed on October 7, 1993.

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

    As of April 29, 1994, there were approximately 4,500 holders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data has been derived from, and should be read in conjunction with, the related Consolidated Financial Statements.

                                                 1994(A)    1993(B)      1992     1991(C)      1990
                                                 --------   --------   --------   --------   --------
                                                  (IN MILLIONS, EXCEPT PER SHARE AND RATIO AMOUNTS)
OPERATING DATA:
  Sales........................................  $4,008.7   $3,335.4   $2,881.8   $2,126.8   $1,274.3
  Operating income.............................     401.4      296.3      292.2      215.5      148.7
  Income from continuing operations before
     extraordinary item and cumulative effect
     of changes in accounting..................     228.3      159.1      121.8       90.4       77.5
  Net income (loss)............................     228.3      (92.1)     121.8       90.4       78.2
  Earnings per share (primary)(d):
     Income from continuing operations before
       extraordinary item and cumulative effect
       of changes in accounting................      2.72       2.06       2.00       1.78       1.54
     Net income (loss).........................      2.72      (1.20)      2.00       1.78       1.55
  Weighted average shares
     outstanding (primary)(d)..................      83.9       77.0       61.0       50.9       50.4
  Ratio of earnings to fixed charges
     (Unaudited)...............................      6.42x      4.74x      4.22x      3.30x      3.49x
CASH FLOW DATA:
  Cash dividends paid per common share(d)......    $ .545     $ .495     $  .47     $  .43      $ .39
  Depreciation and amortization................     178.2      154.0      128.6      104.6       78.7
  Capital expenditures, net....................      96.5       89.0       74.1       86.1       59.5
BALANCE SHEET DATA:
  Total assets.................................  $5,176.2   $3,228.1   $2,685.5   $2,532.2   $1,544.8
  Working capital..............................     554.4      610.5      630.0      457.7      312.6
  Total debt...................................   1,798.0      534.0      577.4      821.2      437.6
  Shareholders' equity.........................   1,381.3    1,187.9      997.3      672.0      584.5
  Book value per common share(d)...............    $16.60     $14.44     $15.72     $13.14     $11.65

- - - ---------------
(a) Reflects the acquisition of Federal Systems Company effective January 1, 1994, which had substantial effect on the balance sheet data in 1994.

(b) Reflects (i) the acquisition of the missile business of LTV Aerospace and Defense Company effective August 31, 1992 and (ii) the acquisition of the minority partners' equity interest in Loral Aerospace Holdings, Inc. ("LAH"), effective June 1, 1992, through the issuance of 12,313,810 shares of the Company's common stock and 627.3 shares of Series S Preferred Stock of LAH.

     Effective April 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106") and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Prior years' results have not been restated to reflect these accounting changes.

     Net income (loss) includes (i) a non-operating extraordinary charge (loss on extinguishment of debt) of $28.2 million pre-tax, $17.8 after-tax, or $.23 per share, and (ii) a non-recurring charge of $330.5 million pre-tax, $233.4 million after-tax, or $3.03 per share, as the cumulative effect of the accounting change for SFAS 106.

(c) Reflects the acquisition of Ford Aerospace Corporation effective October 1, 1990, which had substantial effect on the operating and balance sheet data in 1991.

(d)  Adjusted to reflect two-for-one stock split distributed October 7, 1993.

See Management's Discussion and Analysis of Results of Operations and Financial Condition and Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

BUSINESS ENVIRONMENT

     Loral's core business areas are electronic combat, training and simulation, C3I/reconnaissance, tactical weapons, systems integration and space systems. The U.S. defense budget has been declining in real terms since the mid 1980s, resulting in program delays, cancellations and scope reductions for defense contractors generally. The U.S. defense budget for 1995 will again likely show a decline versus the previous year. Loral's business areas focus primarily on U.S. and allied essential defense requirements. Management believes that to the extent a higher proportion of available funds will be allocated to the improvement of existing weapons systems and electronics on military platforms, rather than to new program starts, Loral is likely to benefit from its substantial incumbency in existing weapons systems and its experience in systems upgrades. Loral also believes its range of programs and systems are well suited for, and provide growth opportunities in, the international market place. In addition, Loral has a diverse base of programs, none of which is expected to account for more than 7% of fiscal 1995 revenues. In light of these factors, management believes Loral's program base is more resistant to declining U.S. defense spending than other contractors with significant dependence on new program starts or a less diverse program base.

     In addition, the areas of the Company's expertise provide opportunities to selectively apply the Company's proprietary technologies to non-military applications; primary examples include systems integration programs for civilian agencies such as the FAA, the U.S. Postal Service and the U.S. Treasury Department and satellite based systems, particularly Globalstar, a low-earth-orbit mobile telecommunications system.

RESULTS OF OPERATIONS

     In fiscal 1993 and 1994, major acquisitions made by the Company significantly affected results of operations. The acquisitions have been accounted for as purchases and, as such, the results of operations are included from the respective effective dates of acquisitions. (See Note 2 to Consolidated Financial Statements.)

     Effective January 1, 1994, the Company, through Loral Federal Systems Company ("LFS"), acquired substantially all the assets and liabilities of the Federal Systems Company, a division of International Business Machines Corporation. LFS, headquartered in Bethesda, Maryland, is a leading systems integrator and supplier of advanced information technology products and services to defense and non-defense agencies worldwide and employs about 10,000 people. Historical operating results of Federal Systems Company for its fiscal year ended December 31, 1993 include sales of $2.292 billion, operating income of $117.5 million and funded backlog at December 31, 1993 of $3.215 billion.

     On August 31, 1992, the Company, through Loral Vought Systems Corporation ("LVS"), acquired the missile business of LTV Aerospace and Defense Company. LVS, headquartered in Dallas, Texas, designs and manufactures missile systems primarily for the U.S. Army and employs about 4,000 people. Historical operating results of the missile business for its fiscal year ended December 31, 1991 include sales of $750.1 million, operating income of $36.2 million and acquired funded backlog at August 31, 1992 of $1.134 billion.

     On October 7, 1993, the Company completed a two-for-one stock split in the form of a 100% stock distribution payable to stockholders of record on September 28, 1993. Accordingly, all share and per share amounts have been adjusted to reflect the stock split. (See Note 7 to Consolidated Financial Statements.)

     Effective April 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"). (See Note 9 to Consolidated Financial Statements.) The results of operations for the fiscal year ended March 31, 1992 have not been restated to reflect this accounting change.

FISCAL YEAR ENDED MARCH 31, 1994 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 1993

     During fiscal 1994, sales increased to $4.009 billion from $3.335 billion the prior year. Income increased to $228.3 million, or $2.72 per share, compared with $159.1 million, or $2.06 per share in the prior year, before an extraordinary item and the cumulative effect of adopting SFAS 106.

     Earnings per share for fiscal 1994 is based on 83.9 million primary weighted average shares outstanding, compared with 77.0 million in the prior year.

     The sales increase was attributable to the results of the acquired LFS and LVS businesses from their respective dates of acquisition. Sales also include higher volume on Vertical Launch Antisubmarine Rocket (VLA) and ALR-56M radar warning systems; offset by lower volume on Simulated Area Weapons Effect (SAWE) training system, Sidewinder air-to-air missiles, ALQ-178 radar warning and electronic countermeasures systems for foreign F-16 aircraft and AN/BSY-2 combat control system for the U.S. Navy's SSN-21 attack submarine.

     Operating income increased to $401.4 million from $296.3 million in the prior year. Operating income as a percentage of sales increased to 10.0% in fiscal 1994 from 8.9% in fiscal 1993, due primarily to net improved margins of the acquired LVS business, the full-year impact of lower pension costs resulting from acquired pension plans and lower postretirement health care and life insurance costs due to various plan amendments (see Note 9 to Consolidated Financial Statements), offset by lower margins of the acquired LFS business. Excluding the effect of the acquisitions of LFS and LVS, operating income, as a percentage of sales increased to 9.6% in fiscal 1994 from 9.2% in fiscal 1993.

     After the full-year impact of debt incurred as a result of the acquisition of LVS and interest expense from the effective date of acquisition of LFS, net interest expense decreased by $1.7 million from the prior year, due primarily to the benefits from continued strong cash flow and lower overall interest costs as a result of a series of debt reshaping steps in the second half of last year. The Company's free cash flow (net cash from operating activities, less net capital expenditures, plus proceeds of stock purchases by employee benefit plans and exercises of stock options) was $284.3 million and $221.8 million in 1994 and 1993, respectively.

     On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 was signed into law, including a provision that increased the Federal corporate income tax rate by 1%, to 35%, effective January 1, 1993. This increase was partially offset by the benefit resulting from revaluing deferred tax assets at the higher rate. As a result the Company's effective tax rate increased to 37.3% from 37% in the prior year. (See Note 6 to Consolidated Financial Statements.)

     The minority interest charge was eliminated due to the Company's acquisition, effective June 1, 1992, of the minority partners' interest in Loral Aerospace Holdings, Inc. ("LAH"). (See Note 2 to Consolidated Financial Statements.)

FISCAL YEAR ENDED MARCH 31, 1993 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 1992

     During fiscal 1993, sales increased to $3.335 billion from $2.882 billion the prior year. Income, before extraordinary item and the cumulative effect of adopting SFAS 106, increased to $159.1 million, or $2.06 per share, compared with $121.8 million, or $2.00 per share, in the prior year.

     Earnings per share for fiscal 1993 is based on 77.0 million primary weighted average shares outstanding, compared with 61.0 million in the prior year.

     The sales increase was attributable to the results of the acquired LVS business from the effective date of acquisition. Sales also include higher volume on Simulated Area Weapons Effect (SAWE) training system, sonar systems for Romeo class submarines, Rapid Execution and Combat Targeting (REACT) launch control system, Vertical Launch Antisubmarine Rocket (VLA) and AN/BSY-2 combat control system for the U.S. Navy's SSN-21 attack submarine; offset by lower volume on F/A-18 Forward-Looking Infrared (FLIR) targeting and weapon delivery system, Chaparral air-defense systems, ALQ-178 radar warning and electronic countermeasures systems for foreign F-16 aircraft, Mk-48 antisubmarine torpedoes, Automated Remote Tracking Station (ARTS) and Mk-30/Ex-30 antisubmarine training targets.

     Operating income increased to $296.3 million from $292.2 million in the prior year. Operating income as a percentage of sales declined from 10.1% in fiscal 1992 to 8.9% in fiscal 1993, due primarily to the current year effect of adopting SFAS 106 and lower margins of the acquired LVS business, partially offset by lower pension costs recorded in fiscal 1993 resulting from acquired pension plans. (See Note 9 to Consolidated Financial Statements.) Excluding the current year effect of adopting SFAS 106 and the effect of the acquisition of LVS, operating income as a percentage of sales increased to 10.3% in fiscal 1993 from 10.1% in fiscal 1992.

     Net interest expense decreased by $10.5 million from the prior year, due primarily to the full-year effect of the long-term debt repayments from the proceeds of the common stock issued in June 1991, strong cash flow and lower overall interest costs due to lower market interest rates and a series of debt reshaping steps, offset by the impact of debt incurred as a result of the acquisition of LVS. The Company's free cash flow was $221.8 million and $187.3 million in 1993 and 1992, respectively.

     The minority interest charge was reduced by $26.1 million, compared with the prior year, due to the Company's acquisition, effective June 1, 1992, of the minority partners' interest in LAH. (See Note 2 to Consolidated Financial Statements.)

     In March 1993, retroactive to April 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which did not have a material effect on the results of operations. The effective tax rate remained constant at 37% in both fiscal years. (See Note 6 to Consolidated Financial Statements.)

     As a result of the early redemption of certain long-term debt issues and the cancellation of an existing credit facility, the Company recorded an extraordinary charge of $28.2 million pre-tax, $17.8 million after-tax, or $.23 per share. The extraordinary charge consisted of redemption premiums and the write-off of unamortized discounts and financing costs. (See Note 5 to Consolidated Financial Statements.)

     As a result of adopting SFAS 106, the Company recorded charges for the cumulative effect of the accounting change effective April 1, 1992 of $330.5 million pre-tax, $233.4 million after-tax, or $3.03 per share.

FINANCIAL CONDITION AND LIQUIDITY

CASH PROVIDED AND USED

     NET CASH PROVIDED BY OPERATING ACTIVITIES: Cash provided by operating activities was $360.0 million in fiscal 1994, an increase of $88.1 million or 32% over fiscal 1993. The increase was due primarily to higher earnings in fiscal 1994. Earnings after adjustment for non-cash items provided $437.0 million, offset by changes in operating assets and liabilities which used $77.0 million.

     Contracts in process, before reduction for unliquidated progress payments, increased by $888.4 million to $2.88 billion at March 31, 1994, primarily due to the acquisition of LFS. (See Notes 1, 2 and 3 to Consolidated Financial Statements.) As is customary in the defense industry, unbilled contract receivables and inventoried costs are partially financed by progress payments. The unliquidated balance of such progress payments increased by $610.5 million to $1.55 billion at March 31, 1994, compared with $943.5 million in the prior year. As a result, net contracts in process increased to $1.33 billion in fiscal 1994 from $1.05 billion in the prior year.

     The Company's current ratio declined to 1.4:1 at March 31, 1994, from 1.8:1 at March 31, 1993 as a result of the LFS acquisition. The Company expects the current ratio to improve in the early part of fiscal 1995 based on its intent to refinance in the capital markets a portion of the debt incurred for the LFS acquisition, which will be used in part to repay the $173.5 million of commercial paper borrowings that are classified as current portion of debt.

     NET CASH USED IN INVESTING ACTIVITIES: Cash used in investing activities increased $1.18 billion to $1.53 billion in fiscal 1994. The acquisition cost, net of cash acquired, was $1.40 billion in 1994 for LFS and $253.0 million in 1993 for LVS. Investment in affiliates in fiscal 1994 was $25.3 million, reflecting the initial investment in Globalstar. (See Note 2 to Consolidated Financial Statements.) Net fixed asset additions in fiscal 1994 totaled $96.5 million, compared with $89.0 million in fiscal 1993. Fixed asset additions were primarily for manufacturing and test equipment, facility expansion and renovation.

     NET CASH PROVIDED BY FINANCING ACTIVITIES: Cash provided by financing activities was $1.29 billion for fiscal 1994, due primarily to cash borrowed to finance the acquisition of LFS.

     The Company's debt (net of cash) to equity ratio increased to 1.13:1 at March 31, 1994 from .35:1 at March 31, 1993, due primarily to the debt incurred for the LFS acquisition, offset by strong cash flow during the year. The LFS purchase price was initially financed through cash on hand and commercial paper borrowings which are backed up by revolving credit facilities totaling $1.7 billion. It is the Company's intent to refinance a portion of this debt in order to fix interest costs and lengthen maturities. (See Note 5 to Consolidated Financial Statements.) Based on the financial condition of the Company following the LFS acquisition, management believes that the internal cash flows of the combined operations will be adequate to fund the future growth of the Company while servicing the interest and retiring the principal of the debt.

BACKLOG

     The Company's funded backlog at March 31, 1994, including the funded backlog of LFS ($3.2 billion at the January 1, 1994 effective date of acquisition), totalled $6.5 billion, compared with $3.9 billion at March 31, 1993. New orders in fiscal 1994 totalled $3.5 billion, compared with $3.1 billion in fiscal 1993. It is expected that 55% of the March 31, 1994 backlog will be shipped in fiscal 1995. Approximately 53% of the total backlog was directly or indirectly for defense contracts for end use by the U.S. Government and an additional 8% for contracts to other U.S. Government agencies; foreign customers account for about 38%. The exchange risk inherent in foreign contracts not denominated in U.S. dollars is mitigated by currency hedging where deemed appropriate.

RESEARCH AND DEVELOPMENT

     Company-sponsored research and development, including bid and proposal costs, increased to $172.6 million from $124.7 million the prior year. In addition, customer-funded research and development was $844.0 million for fiscal 1994, compared with $488.5 million for the prior year. The increase in customer-funded research and development is due primarily to the acquisition of LFS.

ENVIRONMENTAL MATTERS

     Management is continually assessing its obligations with respect to applicable environmental protection laws. While it is difficult to determine the timing and ultimate cost to be incurred by the Company in order to comply with these laws, based upon available internal and external assessments, the Company believes that even without considering potential insurance recoveries, if any, there are no environmental loss contingencies that, individually or in the aggregate, are material. The Company accrues for these contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company has been named a Potentially Responsible Party ("PRP") at a number of sites. In several of these situations Loral acquired the site pursuant to a purchase agreement which provided that the seller would retain liability for environmental remediation and related costs arising from occurrences prior to the sale. In other situations the Company is party to an interim or final allocation plan that has been accepted by other PRPs whose size and current financial condition make it probable that they will be able to pay the environmental costs apportioned to them. The Company believes that it has adequately accrued for future expenditures in connection with environmental matters and that such expenditures will not have a material adverse effect on its financial condition or results of operations.

INFLATION

     The effect of inflation on the Company's sales and earnings is minimal. Although a majority of the Company's sales are made under long-term contracts, the selling prices of such contracts, established for deliveries in the future, generally reflect estimated costs to be incurred in these future periods. In addition, some contracts provide for price adjustments through escalation clauses.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Financial Statements and Financial Statement Schedules beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Information required for this item is set forth in the Company's 1994 definitive proxy statement which is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

          NAME             AGE                            POSITION
          ----             ---                            --------
Bernard L. Schwartz......  68    Chairman of the Board of Directors and Chief Executive
                                 Officer.
Frank C. Lanza...........  62    President and Chief Operating Officer.
Michael P. DeBlasio......  57    Senior Vice President - Finance.
Robert V. LaPenta........  48    Senior Vice President and Controller, since May 1990; prior thereto Vice President and Controller.
Michael B. Targoff.......  49    Senior Vice President and Secretary, since April 1992;
                                 prior thereto Senior Vice President, General Counsel and
                                 Secretary, since May 1990, and Vice President, General
                                 Counsel and Secretary.
Hugh Bennett.............  62    Group Vice President, since May 1990; prior thereto
                                 Director of Corporate Special Projects since 1986, and
                                 President of Loral Conic.
Felix W. Fenter..........  67    Group Vice President, since April 1993; prior thereto
                                 President of Loral Vought Systems since 1987.
Bernard Leibowitz........  64    Group Vice President, since May 1990; President of Loral
                                 Microwave - Narda.
Jimmie V. Adams..........  58    Vice President, since April 1993; prior thereto General
                                 Officer United States Air Force since 1984.
Gerard F. Corbett........  43    Vice President - Corporate Communications, since February
                                 1994; prior thereto Director of Corporate Communications of
                                 ASARCO Incorporated since 1989.
William F. Gates.........  72    Vice President, since 1988; President of Loral Randtron
                                 Systems until April 1992.
Stephen L. Jackson.......  52    Vice President - Administration.
Nicholas C. Moren........  47    Vice President and Treasurer, since April 1991; prior
                                 thereto Acting Treasurer since February 1991, independent
                                 consultant since January 1990 and Vice
                                 President - Treasurer of TW Services, Inc. since 1983.
Lawrence H. Schwartz.....  56    Vice President - Technology.
Robert F. Welte..........  62    Vice President; President of Loral Electronic Systems until
                                 September 1992.
Eric J. Zahler...........  43    Vice President and General Counsel, since April 1992; prior thereto Partner, Fried, Frank, Harris, Shriver & Jacobson.

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under Items 11, 12 and 13, is set forth in the Company's 1994 definitive proxy statement which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a) 1.  Financial Statements                                                           PAGE
                                                                                        ----
         Index to financial statements and financial statement schedules...........      F-1
         Report of independent auditors............................................      F-2
         Consolidated statements of operations for the years ended March 31, 1994,
         1993 and 1992.............................................................      F-3
         Consolidated balance sheets at March 31, 1994 and 1993....................      F-4
         Consolidated statements of shareholders' equity for the years ended March
         31, 1994, 1993 and 1992...................................................      F-5
         Consolidated statements of cash flows for the years ended March 31, 1994,
         1993 and 1992..................... .......................................      F-6
         Notes to consolidated financial statements................................  F-7 - F-20

     2.  Financial Statement Schedules
         Schedule II -- Accounts Receivable From Related Parties and Underwriters,
                        Promoters and Employees Other Than Related Parties.........      S-1
         Schedule V --  Property, Plant and Equipment..............................      S-2
         Schedule VI -- Accumulated Depreciation and Amortization of Property,
                        Plant
                        and Equipment..............................................      S-3
         Schedule X --  Supplementary Income Statement Information.................      S-4

             Financial Statement Schedules not listed herein are either not required or the information required to be included therein is reflected in the Consolidated Financial Statements.

   3.  Exhibits

             Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission and is located in file number 1-4238. Exhibits 10.1 through 10.18 are management contracts or compensation plans.

                                                           FILED HEREWITH (-) OR INCORPORATED BY
                                                                       REFERENCE TO
EXHIBIT                                                     REGISTRATION NO. OR OTHER DOCUMENT
- - - -------                                                    -------------------------------------
  3.1     Loral Corporation Restated Certificate of        Form 10-Q for the quarter ended
          Incorporation as in effect May 12, 1994          September 30, 1993, Exhibit 3

  3.2     Loral Corporation By-Laws as in effect May 12,   --
          1994

  4.1     Revolving Credit Agreement among Loral           Current Report on Form 8-K dated
          Corporation, Certain Banks, Morgan Guaranty      February 23, 1994, Exhibit 4.1
          Trust Company of New York, Chemical Bank,
          Barclays Bank PLC, and Continental Bank, N.A.,
          dated as of February 23, 1994

  4.2     364 Day Revolving Credit Agreement among Loral   Current Report on Form 8-K dated
          Corporation, Certain Banks, Morgan Guaranty      February 23, 1994, Exhibit 4.2
          Trust Company of New York, Chemical Bank,
          Barclays Bank PLC, and Continental Bank, N.A.,
          dated as of February 23, 1994

 10.1     Loral 1983 Stock Option Plan                     1983 Proxy Material

 10.2     Amendment to the Loral 1983 Stock Option Plan    Annual Report on Form 10-K for the
                                                           fiscal year ended March 31, 1986,
                                                           Exhibit 10.11

 10.3     Amended Loral 1986 Stock Option Plan             Form 10-Q for the quarter ended June
                                                           30, 1988, Exhibit 10.1

                                                           FILED HEREWITH (-) OR INCORPORATED BY
                                                                       REFERENCE TO
EXHIBIT                                                     REGISTRATION NO. OR OTHER DOCUMENT
- - - -------                                                    -------------------------------------
 10.4     Amendment to the Loral 1980, 1981, 1983 and      Annual Report on Form 10-K for the
          1986 Stock Option Plans                          fiscal year ended March 31, 1990,
                                                           Exhibit 10.8

 10.5     1991 Amendment to the Loral 1986 Stock Option    Annual Report on Form 10-K for the
          Plan                                             fiscal year ended March 31, 1991,
                                                           Exhibit 10.9

 10.6     Loral Corporation Restricted Stock Purchase      Current Report on Form 8-K dated May
          Plan                                             13, 1987, Exhibit 10.28

 10.7     Amendment to the Loral Corporation Restricted    Form 10-Q for the quarter ended June
          Stock Purchase Plan                              30, 1987, Exhibit 10.2

 10.8     Restated Employment Agreement between Loral      Annual Report on Form 10-K for the
          Corporation and Bernard L. Schwartz, dated as    fiscal year ended March 31, 1990,
          of April 1, 1990                                 Exhibit 10.11

 10.9     Split-dollar life insurance agreement with       Annual Report on Form 10-K for the
          Bernard L. Schwartz, dated as of March 15, 1990  fiscal year ended March 31, 1991,
                                                           Exhibit 10.13

 10.10    Split-dollar life insurance agreement with       Annual Report on Form 10-K for the
          Bernard L. Schwartz, dated as of December 10,    fiscal year ended March 31, 1991,
          1990                                             Exhibit 10.14

 10.11    Employment Contract between Loral Corporation    Form 10-Q for the quarter ended June
          and Frank C. Lanza, dated as of April 1, 1987    30, 1987, Exhibit 10.1 and Annual
                                                           Report on Form 10-K for the fiscal
                                                           year ended March 31, 1982, Exhibit
                                                           10.11

 10.12    Amendment to Employment Contract between Loral   Annual Report on Form 10-K for the
          Corporation and Frank C. Lanza, dated as of      fiscal year ended March 31, 1988,
          March 31, 1988                                   Exhibit 10.19

 10.13    Amendment to Employment Contract between Loral   Annual Report on Form 10-K for the
          Corporation and Frank C. Lanza, dated as of      fiscal year ended March 31, 1990,
          March 21, 1990                                   Exhibit 10.16

 10.14    Amendment to Employment Contract between Loral   Annual Report on Form 10-K for the
          Corporation and Frank C. Lanza, dated as of      fiscal year ended March 31, 1992,
          April 1, 1992                                    Exhibit 10.17

 10.15    Split-dollar life insurance agreement with       Annual Report on Form 10-K for the
          Frank C. Lanza, dated as of August 5, 1985       fiscal year ended March 31, 1991,
                                                           Exhibit 10.18

 10.16    Split-dollar life insurance agreement with       Annual Report on Form 10-K for the
          Michael P. DeBlasio, dated as of December 10,    fiscal year ended March 31, 1991,
          1990                                             Exhibit 10.19

 10.17    Split-dollar life insurance agreement with       Annual Report on Form 10-K for the
          Robert V. LaPenta, dated as of December 10,      fiscal year ended March 31, 1992,
          1990                                             Exhibit 10.20

 10.18    Split-dollar life insurance agreement with       Annual Report on Form 10-K for the
          Michael B. Targoff Insurance Trust, dated as of  fiscal year ended March 31, 1990,
          April 30, 1990                                   Exhibit 10.20

 10.19    Split-dollar life insurance agreement with E.    Annual Report on Form 10-K for the
          Donald Shapiro, dated as of December 10, 1990    fiscal year ended March 31, 1992,
                                                           Exhibit 10.22

                                                           FILED HEREWITH (-) OR INCORPORATED BY
                                                                       REFERENCE TO
EXHIBIT                                                     REGISTRATION NO. OR OTHER DOCUMENT
- - - -------                                                    -------------------------------------
 10.20    Form of Indemnity Agreement between Loral        Annual Report on Form 10-K for the
          Corporation and Officers and Directors of Loral  fiscal year ended March 31, 1987,
          Corporation                                      Exhibit 10.22

 10.21    Standstill Agreement among Loral Corporation     Amendment No. 1 to Current Report on
          and certain limited partnerships affiliated      Form 8-K dated June 30, 1992, Exhibit
          with Shearson Lehman Brothers Holdings, Inc.     4.1
          dated as of August 14, 1992

 10.22    Amendment No. 1 to Standstill Agreement, dated   Annual Report on Form 10-K for the
          as of November 13, 1992, among Loral             fiscal year ended March 31, 1993,
          Corporation and certain limited partnerships     Exhibit 10.27
          affiliated with Shearson Lehman Brothers
          Holdings, Inc.

 10.23    Asset Purchase Agreement between Loral           Current Report on Form 8-K dated
          Corporation and International Business Machines  December 12, 1993, Exhibit 10.1
          Corporation dated as of December 12, 1993; and
          letter dated December 13, 1993

 10.24    Certain letters relating to the Asset Purchase   Current Report on Form 8-K dated
          Agreement between Loral Corporation and          March 1, 1994, Exhibit 10.2
          International Business Machines Corporation
          dated December 21, 1993 through March 1, 1994

 11 Computation of Earnings Per Share for the three -- years ended March 31, 1994

 12       Computation of Ratio of Earnings to Fixed        --
          Charges for the five years ended March 31, 1994

 21       Subsidiaries of the Registrant                   --

 23       Consent of Coopers & Lybrand                     --

 24       Powers of Attorney                               --

     Note: Certain instruments with respect to issues of long-term debt have not been filed as Exhibits to this report since the authorized principal amount of any one of such issues does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis as of March 31, 1994. Such indebtedness is described in general terms in Note 5 to Consolidated Financial Statements included herein. The Registrant agrees to furnish to the Commission a copy of each instrument upon its request.

(b)  Reports on Form 8-K

       DATE OF REPORT                                ITEMS REPORTED
       --------------                                --------------
     February 23, 1994     Item 5 -- Other Events:
                           The Registrant entered into new revolving credit facilities.

     March 1, 1994         Item 2 -- Acquisition of Assets:
                           The Registrant completed its acquisition of Federal Systems
                           Company, a division of International Business Machines Corporation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LORAL CORPORATION

                                          By:       BERNARD L. SCHWARTZ
                                              -----------------------------
                                                    Bernard L. Schwartz
                                                 (Chairman of the Board and
                                                  Chief Executive Officer)
                                                     Date: May 12, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURES                                 TITLE                       DATE
               ----------                                 -----                       ----
          BERNARD L. SCHWARTZ             Chairman of the Board, Chief Executive  May 12, 1994
- - - --------------------------------------    Officer and Director
          Bernard L. Schwartz

             FRANK C. LANZA               Director and President                  May 12, 1994
- - - --------------------------------------
             Frank C. Lanza

                       *                  Director                                May 12, 1994
- - - --------------------------------------
             Howard Gittis

                       *                  Director                                May 12, 1994
- - - --------------------------------------
            Robert B. Hodes

                       *                  Director                                May 12, 1994
- - - --------------------------------------
             Gershon Kekst

                                          Director
- - - --------------------------------------
            Charles Lazarus

                       *                  Director                                May 12, 1994
- - - --------------------------------------
           Malvin A. Ruderman

                       *                  Director                                May 12, 1994
- - - --------------------------------------
           E. Donald Shapiro

                       *                  Director                                May 12, 1994
- - - --------------------------------------
             Allen M. Shinn

                       *                  Director                                May 12, 1994
- - - --------------------------------------
         Thomas J. Stanton Jr.

                       *                  Director                                May 12, 1994
- - - --------------------------------------
           Daniel Yankelovich

           MICHAEL P. DEBLASIO            Principal Financial Officer             May 12, 1994
- - - --------------------------------------
           Michael P. DeBlasio

           ROBERT V. LAPENTA              Principal Accounting Officer            May 12, 1994
- - - --------------------------------------
           Robert V. LaPenta

    *By     MICHAEL B. TARGOFF            Attorney-in-Fact                        May 12, 1994
         ----------------------------
           Michael B. Targoff

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                                        PAGE
                                                                                    ------------
Report of Independent Auditors....................................................      F-2
Consolidated Statements of Operations.............................................      F-3
Consolidated Balance Sheets.......................................................      F-4
Consolidated Statements of Shareholders' Equity...................................      F-5
Consolidated Statements of Cash Flows.............................................      F-6
Notes to Consolidated Financial Statements........................................  F-7 to F-20
Schedule II  -- Accounts Receivable From Related Parties and Underwriters,
                Promoters and Employees Other Than Related Parties...................   S-1
Schedule V   -- Property, Plant and Equipment.....................................      S-2
Schedule VI  -- Accumulated Depreciation and Amortization of Property, Plant and
                Equipment.........................................................      S-3
Schedule X   -- Supplementary Income Statement Information........................      S-4

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Loral Corporation:

     We have audited the consolidated financial statements and the financial statement schedules of Loral Corporation and Subsidiaries (the "Company") listed under Items 14(a)1 and 14(a)2 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Loral Corporation and Subsidiaries as of March 31, 1994 and 1993, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1994 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

     As discussed in Notes 6 and 9 to the consolidated financial statements, in 1993 the Company changed its methods of accounting for income taxes and postretirement benefits other than pensions.

                                          COOPERS & LYBRAND

1301 Avenue of the Americas
New York, New York 10019
May 12, 1994

                       LORAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FOR THE YEARS ENDED MARCH 31,
                                                         ----------------------------------------
                                                            1994           1993           1992
                                                         ----------     ----------     ----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales (Note 1).........................................  $4,008,733     $3,335,403     $2,881,820
Costs and expenses (Notes 1, 2 and 3)..................   3,607,367      3,039,149      2,589,626
                                                         ----------     ----------     ----------
Operating income.......................................     401,366        296,254        292,194
Interest and investment income.........................       8,275         12,422         10,633
Interest expense.......................................      47,269         53,133         61,837
                                                         ----------     ----------     ----------
Income before income taxes, minority interest and
  equity in net income (loss) of affiliate.............     362,372        255,543        240,990
Income taxes (Note 6)..................................     135,278         94,551         89,166
                                                         ----------     ----------     ----------
Income before minority interest and equity in net
  income (loss) of affiliate...........................     227,094        160,992        151,824
Minority interest (Note 2).............................                     (2,586)       (28,710)
Equity in net income (loss) of affiliate (Note 2)......       1,174            663         (1,319)
                                                         ----------     ----------     ----------
Income before extraordinary item and cumulative effect
  of changes in accounting.............................     228,268        159,069        121,795
Extraordinary item--loss on extinguishment of debt, net
  of income taxes of $10,440 (Note 5)..................                    (17,776)
Cumulative effect of changes in accounting, net of
  income taxes of $97,122 (Notes 6 and 9)..............                   (233,377)
                                                         ----------     ----------     ----------
Net income (loss)......................................  $  228,268     $  (92,084)    $  121,795
                                                         ----------     ----------     ----------
                                                         ----------     ----------     ----------
Earnings per share (Note 1)
Primary:
  Income before extraordinary item and cumulative
     effect of changes in accounting...................       $2.72         $ 2.06          $2.00
  Extraordinary item...................................                       (.23)
  Cumulative effect of changes in accounting...........                      (3.03)
                                                              -----         ------          -----
  Net income (loss)....................................       $2.72         $(1.20)         $2.00
                                                              -----         ------          -----
                                                              -----         ------          -----
Fully diluted:
  Income before extraordinary item and cumulative
     effect of changes in accounting...................       $2.72         $ 2.02          $1.93
  Extraordinary item...................................                       (.23)
  Cumulative effect of changes in accounting...........                      (2.99)
                                                              -----         ------          -----
  Net income (loss)....................................       $2.72         $(1.20)         $1.93
                                                              -----         ------          -----
                                                              -----         ------          -----

                See notes to consolidated financial statements.

                       LORAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                       MARCH 31,
                                                                              ---------------------------
                                                                                 1994             1993
                                                                              ----------       ----------
                                                                                    (IN THOUSANDS,
                                                                                   EXCEPT SHARE DATA)
ASSETS:
Current assets:
  Cash and cash equivalents (Note 1)........................................  $  238,498       $  116,902
  Contracts in process (Notes 1 and 3)......................................   1,328,338        1,050,414
  Deferred income taxes (Note 6)............................................     104,063           74,406
  Other current assets......................................................     173,714          123,495
                                                                              ----------       ----------
         Total current assets...............................................   1,844,613        1,365,217
                                                                              ----------       ----------
Property, plant and equipment (Notes 1 and 4)...............................   1,926,978        1,271,457
  Less, accumulated depreciation and amortization...........................     620,554          489,765
                                                                              ----------       ----------
                                                                               1,306,424          781,692
                                                                              ----------       ----------
Cost in excess of net assets acquired, less amortization (Notes 1 and 2)....   1,342,872          537,155
Investment in affiliates (Notes 1 and 2)....................................     163,479          137,017
Deferred income taxes (Note 6)..............................................      37,873           36,845
Prepaid pension cost and other assets (Note 9)..............................     480,907          370,152
                                                                              ----------       ----------
                                                                              $5,176,168       $3,228,078
                                                                              ----------       ----------
                                                                              ----------       ----------
LIABILITIES and SHAREHOLDERS' EQUITY:
Current liabilities:
  Current portion of debt (Note 5)..........................................  $  173,928       $   43,209
  Accounts payable, trade...................................................     248,657          151,344
  Customer advances.........................................................     286,273          102,452
  Accrued employment costs..................................................     201,238          173,759
  Income taxes (Note 6).....................................................      77,815           60,440
  Other current liabilities.................................................     302,256          223,509
                                                                              ----------       ----------
Total current liabilities...................................................   1,290,167          754,713
                                                                              ----------       ----------
Postretirement benefits (Note 9)............................................     639,266          622,048
Other liabilities...........................................................     241,368          172,658
Long-term debt (Note 5).....................................................   1,624,061          490,806
Commitments and contingencies (Notes 2, 8 and 11)
Shareholders' equity (Note 7):
  Common stock, $.25 par value; authorized 150,000,000 and 70,000,000
    shares, issued 84,225,000 and 41,714,000 shares.........................      21,056           10,429
  Capital surplus...........................................................     773,676          753,208
  Retained earnings.........................................................     643,373          460,288
                                                                              ----------       ----------
                                                                               1,438,105        1,223,925
Less:
  Treasury stock, at cost (888,000 and 448,000 shares)......................      19,681           19,777
  Equity adjustments........................................................      37,118           16,295
                                                                              ----------       ----------
         Total shareholders' equity.........................................   1,381,306        1,187,853
                                                                              ----------       ----------
                                                                              $5,176,168       $3,228,078
                                                                              ----------       ----------
                                                                              ----------       ----------

                See notes to consolidated financial statements.

                       LORAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

               FOR THE YEARS ENDED MARCH 31, 1994, 1993 AND 1992

                                                          COMMON STOCK
                                                       ------------------
                                                       SHARES                 CAPITAL      RETAINED      TREASURY       EQUITY
                                                       ISSUED     AMOUNT      SURPLUS      EARNINGS       STOCK       ADJUSTMENTS
                                                       ------     -------     --------     ---------     --------     -----------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance March 31, 1991.............................    25,956     $6,489      $197,460     $ 496,391     $   (348)     $ (28,023)
Shares issued:
  Sale of common stock.............................    4,600       1,150       177,234
  Exercise of stock options and related tax
    benefits, net of shares tendered...............      548         137        12,639                     (4,336)
  Employee benefit plans...........................      807         202        30,998                      3,928
Grant of restricted options, net...................                              3,664                                    (3,664)
Amortization of restricted options.................                                                                        3,421
Shares earned under Restricted Stock Purchase
  Plan.............................................                                                                        6,736
Adjustment of unearned restricted stock to
  market value at year-end.........................                             (2,598)                                    2,598
Net income.........................................                                          121,795
Dividends $.47 per share*..........................                                          (28,453)
Foreign currency translation adjustment............                                                                          (82)
                                                       ------     -------     --------     ---------     --------     -----------
Balance March 31, 1992.............................    31,911      7,978       419,397       589,733         (756)       (19,014)
Shares issued:
  Exercise of stock options and related tax
    benefits, net of shares tendered...............    1,472         368        39,749                    (16,403)
  Employee benefit plans...........................      456         114        14,807                        248
  Restricted Stock Purchase Plan...................      150          38         5,108                                    (5,108)
  Conversion of subordinated debentures............    1,575         394        69,890
  Acquisition of minority interest.................    6,150       1,537       193,405                        237
Purchase of treasury stock.........................                                                        (3,103)
Grant of restricted options, net...................                              5,562                                    (5,562)
Amortization of restricted options.................                                                                       10,772
Shares earned under Restricted Stock Purchase
  Plan.............................................                                                                        7,827
Adjustment of unearned restricted stock to
  market value at year-end.........................                              5,290                                    (5,290)
Income before extraordinary item and cumulative
  effect of changes in accounting..................                                          159,069
Extraordinary item.................................                                          (17,776)
Cumulative effect of changes in accounting.........                                         (233,377)
Dividends $.495 per share*.........................                                          (37,361)
Foreign currency translation adjustment............                                                                           80
                                                       ------     -------     --------     ---------     --------     -----------
Balance March 31, 1993.............................    41,714     10,429       753,208       460,288      (19,777)       (16,295)
Shares issued:
  Exercise of stock options and related tax
    benefits, net of shares tendered...............      380          95         9,359                        (62)
  Employee benefit plans...........................      289          72        11,167                        159
Two-for-one stock split............................    41,842     10,460       (10,460)
Forfeiture of Restricted Stock Purchase Plan
  Shares...........................................                               (369)                        (1)           369
Grant of restricted options, net...................                              8,466                                    (8,466)
Amortization of restricted options.................                                                                        3,246
Shares earned under Restricted Stock Purchase
  Plan.............................................                                                                        3,919
Adjustment of unearned restricted stock to
  market value at year-end.........................                              2,305                                    (2,305)
Net income.........................................                                          228,268
Dividends $.545 per share*.........................                                          (45,183)
Additional minimum pension liability...............                                                                      (16,049)
Foreign currency translation adjustment............                                                                       (1,537)
                                                       ------     -------     --------     ---------     --------     -----------
Balance March 31, 1994.............................    84,225     $21,056     $773,676     $ 643,373     $(19,681)     $ (37,118)
                                                       ------     -------     --------     ---------     --------     -----------
                                                       ------     -------     --------     ---------     --------     -----------

- - - ---------------
* Adjusted to reflect two-for-one stock split distributed on October 7, 1993, see Note 7.

                              See notes to consolidated financial statements.

                       LORAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             FOR THE YEARS ENDED MARCH 31,
                                                                        ---------------------------------------
                                                                           1994           1993          1992
                                                                           ----           ----          ----
                                                                                    (IN THOUSANDS)
Operating activities:
Net income (loss)....................................................   $   228,268     $ (92,084)    $ 121,795
Extraordinary item...................................................                      17,776
Cumulative effect of changes in accounting...........................                     233,377
Depreciation and amortization........................................       178,184       154,005       128,641
Deferred income taxes................................................        31,727        14,818         8,433
Minority interest....................................................                       2,586        28,710
Equity in net (income) loss of affiliates............................        (1,174)         (663)        1,319
Changes in operating assets and liabilities:
  Contracts in process...............................................        31,850       (29,963)       35,323
  Other current assets...............................................       (55,338)      (40,673)       46,486
  Prepaid pension cost and other assets..............................       (22,767)      (38,444)      (18,024)
  Accounts payable and accrued liabilities...........................       (21,247)        1,539      (168,682)
  Income taxes.......................................................        17,375        27,063        27,868
  Postretirement benefits and other liabilities......................       (26,366)       23,392         6,078
  Other..............................................................          (562)         (914)          (82)
                                                                        -----------     ---------     ---------
Net cash from operating activities...................................       359,950       271,815       217,865
                                                                        -----------     ---------     ---------
Investing activities:
Acquisition of businesses, net of cash acquired......................    (1,426,103)     (261,976)        5,240
Purchase price adjustment............................................                       9,000        48,289
Proceeds from note receivable........................................        20,935                       2,988
Investment in other assets...........................................                     (15,265)
Investment in affiliates.............................................       (25,288)       (9,500)       (3,500)
Proceeds from sale of stock of affiliate.............................                      12,197
Repayments from (advances to) affiliate..............................        (1,375)        1,305       (32,261)
Capital expenditures.................................................      (102,952)      (97,268)      (81,541)
Disposition of property, plant and equipment.........................         6,492         8,309         7,402
                                                                        -----------     ---------     ---------
                                                                         (1,528,291)     (353,198)      (53,383)
                                                                        -----------     ---------     ---------
Financing activities:
Net borrowings (payments) under revolving credit facilities and
  commercial paper...................................................       808,018       115,531      (236,700)
Proceeds from borrowings.............................................       503,534       120,803       101,885
Payments of debt.....................................................       (47,578)     (211,201)     (108,996)
Dividends paid.......................................................       (45,183)      (37,361)      (28,453)
Proceeds from issuance of common stock...............................        20,789        38,921       221,952
Purchase of treasury stock...........................................                      (3,103)
Other................................................................        50,357       (16,418)        1,890
                                                                        -----------     ---------     ---------
                                                                          1,289,937         7,172       (48,422)
                                                                        -----------     ---------     ---------
Net increase (decrease) in cash and cash equivalents.................       121,596       (74,211)      116,060
Cash and cash equivalents, beginning of year.........................       116,902       191,113        75,053
                                                                        -----------     ---------     ---------
Cash and cash equivalents, end of year...............................   $   238,498     $ 116,902     $ 191,113
                                                                        -----------     ---------     ---------
                                                                        -----------     ---------     ---------
Supplemental information:
Interest paid during the year........................................   $    46,342     $  48,729     $  63,183
                                                                        -----------     ---------     ---------
                                                                        -----------     ---------     ---------
Income taxes paid during the year, net of refunds....................   $    73,729     $  42,549     $  36,970
                                                                        -----------     ---------     ---------
                                                                        -----------     ---------     ---------

See Notes 1 and 2 for additional information.

                See notes to consolidated financial statements.

                       LORAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  BASIS OF PRESENTATION:

     The consolidated financial statements include the accounts of Loral Corporation and its subsidiaries ("Loral" or the "Company"). The Company's investments in its affiliates are carried on the equity method of accounting. All significant intercompany balances and transactions have been eliminated.

  STATEMENTS OF CASH FLOWS:

     The Company classifies investments that are readily convertible into cash, and have original maturities of three months or less as cash equivalents.

     Changes in operating assets and liabilities are net of the impact of acquisitions and final purchase price allocations. Investing activities do not include certain marketable securities transactions in 1993 which were not settled in cash.

  FINANCIAL INSTRUMENTS:

     The carrying amount of cash and cash equivalents approximates fair value. Except as discussed in Notes 5 and 11, all other financial instruments are not material.

  CONTRACTS IN PROCESS:

     Sales on long-term production-type contracts are recorded as units are shipped; profits applicable to such shipments are recorded pro rata, based upon estimated total profit at completion of the contract. Sales and profits on cost reimbursable contracts are recognized as costs are incurred. Sales and estimated profits under other long-term contracts are recognized under the percentage of completion method of accounting using the cost to cost method. Amounts representing contract change orders or claims are included in sales only when they can be reliably estimated and realization is probable.

     Costs accumulated under long-term contracts include applicable amounts of selling, general and administrative expenses. Losses on contracts are immediately recognized in full when determinable. Revisions in profit estimates are reflected in the period in which the facts which require the revision become known.

     In accordance with industry practice, contracts in process contain amounts relating to contracts and programs with long production cycles, a portion of which may not be realized within one year.

  PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment are stated at cost. Depreciation is provided primarily on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements.

  COST IN EXCESS OF NET ASSETS ACQUIRED:

     The excess of the cost of purchased businesses over the fair value of the net assets acquired is being amortized using a straight-line method generally over a 40-year period. Accumulated amortization amounted to $70,207,000 and $49,456,000 at March 31, 1994 and 1993, respectively.

     The carrying amount of the cost in excess of net assets acquired is evaluated on a recurring basis. Current and future profitability as well as current and future undiscounted cash flows, excluding financing costs, of the acquired businesses are primary indicators of recoverability. For the three years ended March 31, 1994, there were no adjustments to the carrying amount of the cost in excess of net assets acquired resulting from these evaluations.

                       LORAL CORPORATION AND SUBSIDIARIES

  FOREIGN CURRENCY:

     Assets and liabilities of foreign operations are translated into U.S. dollars at year-end rates and income and expenses are translated at average exchange rates during the year. The effects of the translation adjustments recorded as a component of Equity Adjustments in Shareholders' Equity aggregated $1,904,000, $367,000 and $447,000 at March 31, 1994, 1993 and 1992,
respectively. Foreign currency transaction gains and losses for the three years ended March 31, 1994 were not material. The Company enters into forward exchange contracts to hedge the effect of foreign currency fluctuations on certain transactions and commitments denominated in foreign currencies. Gains and losses on commitment hedges are deferred and included in the basis of the transaction underlying the commitment.

  EARNINGS PER SHARE:

     Primary earnings per share are computed based upon the weighted average number of common stock and common stock equivalents (stock options) outstanding. Fully diluted earnings per share also reflect additional dilution related to stock options due to the use of the market price at the end of the period, when higher than the average price for the period. In 1993 and 1992, fully diluted earnings per share assume the conversion of certain convertible debentures, giving effect to the resultant reduction in interest costs, net of the tax effect thereon, through the redemption date. In 1993, the impact of the extraordinary item and cumulative effect of changes in accounting on the fully diluted calculation is anti-dilutive, resulting in the net fully diluted amount equalling the net primary amount.

  INCOME TAXES:

     Effective April 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). See
Note 6, Income Taxes.

  POSTRETIREMENT BENEFITS OTHER THAN PENSIONS:

     Effective April 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"). See Note 9, Pensions and Other Employee Benefits.

  RECLASSIFICATIONS:

     Certain reclassifications have been made to conform prior-year amounts to the current-year presentation.

2. ACQUISITIONS AND INVESTMENT IN AFFILIATES:

  ACQUISITIONS:

     On March 1, 1994, effective January 1, 1994, the Company, through its newly formed wholly owned subsidiary Loral Federal Systems Company ("LFS"), acquired substantially all the assets and liabilities of the Federal Systems Company, a division of International Business Machines Corporation, for $1,503,500,000 in cash, plus acquisition costs of $8,000,000. The assets and liabilities recorded in connection with the purchase price allocation were $1,925,194,000 and $413,694,000, respectively. The acquisition was financed through cash on hand and commercial paper borrowings.

     On August 31, 1992, the Company, through its newly formed wholly owned subsidiary Loral Vought Systems Corporation ("LVS"), acquired substantially all the assets and liabilities of the missile business of LTV Aerospace and Defense Company for $261,250,000 in cash, plus acquisition costs of $2,000,000. The purchase price was subsequently reduced by a $9,000,000 purchase price adjustment paid in cash to the Company in December 1992. The assets and liabilities recorded in connection with the purchase price

                       LORAL CORPORATION AND SUBSIDIARIES
allocation were $564,502,000 and $310,252,000, respectively. The acquisition was financed through cash on hand and borrowings under existing credit facilities.

     In October 1990, Loral Aerospace Holdings, Inc. ("LAH"), a company owned by the Company and certain partnerships affiliated with Lehman Brothers Holdings Inc. (the "Lehman Partnerships"), acquired substantially all the businesses of Ford Aerospace Corporation ("FAC"). The FAC businesses were acquired by separate subsidiaries of LAH; Loral Aerospace Corp. ("Loral Aerospace") purchased all the businesses other than FAC's Space Systems Division, which was in effect purchased by Space Systems/Loral, Inc. ("SS/L").

     Effective June 1, 1992, the Company acquired the Lehman Partnerships' equity interest in LAH through the issuance of 12,313,810 shares of Loral Common Stock (as adjusted for two-for-one stock split, see Note 7) and 627.3 shares of LAH Series S Preferred Stock. Each share of Series S Preferred Stock represents a beneficial interest in one share of common stock of SS/L. As a result of the issuance of the Series S Preferred Stock, the Lehman Partnerships have no economic interest in LAH other than with respect to the SS/L operations. This transaction increased shareholders' equity by $195,179,000, eliminated minority interest, decreased the investment in affiliate by $86,907,000 and increased cost in excess of net assets acquired by $159,960,000. If the Lehman Partnerships continue to hold Series S Preferred Stock after January 1, 1998, or after a change in control of Loral, they will have the right to request that the Company purchase their Series S Preferred Stock at an appraised fair market value. In such event, the Company may elect to purchase such Series S Preferred Stock at appraised fair market value, or if the Company elects not to purchase the stock, the Lehman Partnerships may require the combined interests of the Company and the Lehman Partnerships in SS/L to be sold to a third party.

     In April 1993, the Company acquired the advanced simulation business of Bolt Beranek and Newman Inc. for $6,000,000 in cash. In September 1993, the Company acquired certain assets and assumed certain liabilities of Quintron Corporation for $21,422,000 in cash. These acquisitions are not expected to have a material effect on the operations of the Company.

     The acquisitions of LFS, LVS and the Lehman Partnerships' equity interest in LAH have been accounted for as purchases. As such, Loral's consolidated financial statements reflect the results of operations of the acquired entities and the elimination of the minority interest from the respective effective dates of acquisition.

     Performance under acquired contracts in process, the accounting for which is described in Note 3, contributed after-tax income of $49,061,000, $43,283,000 and $24,843,000, net of after-tax interest cost on debt related to the acquisitions and incremental amortization of cost in excess of net assets acquired aggregating $29,125,000, $18,653,000 and $14,765,000 for 1994, 1993,
and 1992, respectively.

     Had the acquisitions of LFS, LVS and the Lehman Partnerships' equity interest in LAH occurred on April 1, 1992, the unaudited proforma sales, income before extraordinary item and cumulative effect of changes in accounting and related earnings per share data for the years ended March 31, 1994 and 1993 would have been: $5,853,700,000 and $5,954,900,000; $228,000,000 and
$177,000,000; and $2.72 and $2.24, respectively. The results, which are based on various assumptions, are not necessarily indicative of what would have occurred had the acquisitions been consummated as of April 1, 1992.

  INVESTMENT IN AFFILIATES:

     In April 1991, SS/L sold 49% of its common stock to three European space systems manufacturers for $171,500,000. At that time LAH made an additional capital contribution of $3,500,000 to SS/L. In November 1992, a fourth European investor acquired 12 1/4% of SS/L's common stock from SS/L for $57,167,000. In order to maintain the 51% interest in SS/L, Loral Aerospace purchased additional shares of SS/L common stock for $59,500,000, consisting of $9,500,000 in cash and the contribution of a $50,000,000

                       LORAL CORPORATION AND SUBSIDIARIES
subordinated note and warrant issued in March 1992 by SS/L to Loral Aerospace for cash. In December 1992, the Lehman Partnerships purchased an additional
104.55 shares of Series S Preferred Stock from LAH for $12,197,500 in cash. As a result of these transactions, Loral has an effective 32.7% economic interest in SS/L. No gain or loss was realized by Loral in connection with the sale of any SS/L common stock or Series S Preferred Stock.

     LAH and Loral Aerospace retain 51% of the outstanding common stock of SS/L, but have agreed not to cause SS/L to take certain actions without the concurrence of three, or in some cases, all of the SS/L directors appointed by the four European investors. Accordingly, the Company's investment in SS/L is classified as "Investment in affiliates," and the results of operations of SS/L are included in "Equity in net income (loss) of affiliate."

     In March 1994, the Company and seven other partners made capital commitments totalling $275,000,000 to Globalstar, L.P., a limited partnership of which the Company is the managing general partner, which plans to design and operate a worldwide satellite-based telecommunications network. The Globalstar network, consisting of 48 low-earth-orbiting satellites, subject to receiving local licensing authority such as is pending before the Federal Communications Commission, will offer voice, data, paging and geolocation services to both handheld and fixed terminals. Total system cost through 1998, the expected in-service date, is expected to total approximately $1,800,000,000, which Globalstar intends to finance through sales of additional equity, advance payments from service providers, and debt financing.

     At March 31, 1994, the Company has an effective 42% equity interest in Globalstar and has a total capital commitment of $107,000,000, of which $25,288,000 has been funded. The remaining commitment is expected to be funded in two installments, in September 1994 and March 1995. Through SS/L, the Company has an additional 2% indirect equity interest in Globalstar. By sales of its equity interest to other strategic partners and through subsequent Globalstar equity offerings, the Company expects to reduce its direct and indirect equity interest to approximately 25%.

     Globalstar has awarded SS/L, the prime contract to design, construct and launch the satellite constellation. SS/L has and expects to award subcontracts to third parties, including other investors in Globalstar, for substantial portions of its obligations under the contract.

     As managing general partner of Globalstar, the Company is entitled to receive a management fee determined in accordance with the partnership agreement.

3. CONTRACTS IN PROCESS:

     Billings and accumulated costs and profits on long-term contracts, principally U.S. Government, comprise the following:

                                                                         MARCH 31,
                                                                 --------------------------
                                                                    1994            1993
                                                                 -----------     ----------
                                                                       (IN THOUSANDS)
    Billed contract receivables................................  $   423,894     $  291,332
    Unbilled contract receivables..............................    1,901,156      1,130,915
    Inventoried costs..........................................      557,259        571,655
                                                                 -----------     ----------
                                                                   2,882,309      1,993,902
    Less, unliquidated progress payments.......................   (1,553,971)      (943,488)
                                                                 -----------     ----------
    Net contracts in process...................................  $ 1,328,338     $1,050,414
                                                                 -----------     ----------
                                                                 -----------     ----------

     Unbilled contract receivables represent accumulated costs and profits earned but not yet billed to customers at year-end. The Company expects that substantially all such amounts will be billed and collected within one year.

                       LORAL CORPORATION AND SUBSIDIARIES

     The following data has been used in the determination of costs and expense:

                                                           1994         1993         1992
                                                         ---------    ---------    ---------
                                                                    (IN THOUSANDS)
    Selling, general and administrative costs included
      in inventoried costs.............................  $  64,212    $  82,676    $  89,655
    Selling, general and administrative costs
      incurred.........................................    465,473      391,079      357,073
    Independent research and development, including bid
      and proposal costs, included in S,G&A incurred...    172,604      124,718      122,903

     In connection with the determination of the fair value of assets acquired (Note 2) and pursuant to the provisions of Accounting Principles Board Opinion No. 16, the Company has valued acquired contracts in process at contract price, minus the estimated cost to complete and an allowance for the Company's normal profit on its effort to complete such contracts.

4. PROPERTY, PLANT AND EQUIPMENT:

                                                                          MARCH 31,
                                                                  --------------------------
                                                                     1994           1993
                                                                  -----------    -----------
                                                                        (IN THOUSANDS)
    Land........................................................  $   116,347    $    68,710
    Buildings and improvements..................................      560,163        310,728
    Machinery, equipment, furniture and fixtures................    1,125,261        800,261
    Leasehold improvements......................................      125,207         91,758
                                                                  -----------    -----------
                                                                  $ 1,926,978    $ 1,271,457
                                                                  -----------    -----------
                                                                  -----------    -----------

     Depreciation and amortization expense in 1994, 1993 and 1992 was $141,853,000, $113,447,000, and $100,954,000, respectively.

5. DEBT:

                                                                          MARCH 31,
                                                                   ------------------------
                                                                      1994          1993
                                                                   -----------    ---------
                                                                        (IN THOUSANDS)
    Commercial paper (3.76% and 3.37% at March 31, 1994 and 1993,
      respectively)..............................................  $ 1,373,548    $  99,562
    Revolving credit (4.03% at March 31, 1993)...................                   165,969
    9 1/8% Senior Debentures due 2022............................      100,000      100,000
    8 3/8% Senior Debentures due 2023............................      100,000      100,000
    7% Senior Debentures due 2023................................      200,000
    Other........................................................       24,441       68,484
                                                                   -----------    ---------
                                                                     1,797,989      534,015
    Less current maturities......................................      173,928       43,209
                                                                   -----------    ---------
    Total long-term debt.........................................  $ 1,624,061    $ 490,806
                                                                   -----------    ---------
                                                                   -----------    ---------

     In February 1994, the Company entered into a five-year, $1,200,000,000 revolving credit facility and a 364-day, $500,000,000 revolving credit facility with a group of banks replacing an existing three-year revolving credit facility. The revolving credit facilities serve to back up the Company's commercial paper borrowings. The amount available for borrowing under the facilities is reduced by the outstanding commercial paper. Borrowings under the facilities are unsecured and bear interest, at the Company's option, at various rates based on the base rate, or on margins over the CD rate or EuroDollar rate. The Company pays a commitment

                       LORAL CORPORATION AND SUBSIDIARIES
fee on the unused portion. The margins and the commitment fee are subject to adjustment. Borrowings are prepayable at any time and are due at maturity. The agreements contain financial covenants requiring the Company to maintain certain levels of net worth and an interest coverage ratio, as well as a limitation on indebtedness and dividends.

     The outstanding commercial paper borrowings at March 31, 1994, supported by the Company's five-year revolving credit facility are classified as long-term since the Company intends to refinance these borrowings through long-term borrowings, rollover of commercial paper borrowings or utilization of the revolving credit facilities.

     In September 1993, the Company issued $200,000,000 7% Senior Debentures. The 7%, 8 3/8% and 9 1/8% Senior Debentures are not redeemable prior to maturity and are not subject to any sinking fund provisions.

     In October 1993, the Securities and Exchange Commission declared effective a shelf registration statement which enables the Company to issue up to $300,000,000 of additional debt securities.

     In anticipation of refinancing a portion of the revolving credit facilities, the Company entered into several interest rate hedge agreements, maturing in April and June 1994, with a principal amount of $500,000,000.

     In fiscal 1993, the Company recorded an extraordinary charge of $28,216,000 pre-tax, $17,776,000 after-tax, or $.23 per share for the early redemption of certain long-term debt issues and the cancellation of an existing credit facility. The extraordinary charge consisted of redemption premiums and the write-off of unamortized discounts and financing costs. In connection with the redemption of $69,694,000 principal amount of certain convertible debentures, the Company issued 3,149,710 shares of Loral Common Stock (as adjusted for two-for-one stock split, see Note 7).

     The aggregate maturities of long-term debt, excluding commercial paper borrowings classified as long-term, for the years 1995 through 1999 are as follows: $173,928,000, $329,000, $10,626,000, $1,106,000 and $859,000.

     The fair value of the Company's total debt and the interest rate hedges, based on quoted market prices or on current rates for similar debt with the same maturities, was approximately $1,762,000,000 and $554,500,000 at March 31, 1994 and 1993, respectively.

6. INCOME TAXES:

     In 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which changed the method of accounting for income taxes from the deferred method to the liability method. Under the liability method, deferred tax assets and liabilities are recognized based on the temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using currently enacted tax rates. The adoption of SFAS 109 did not have a material effect on the financial position or results of operations for the year ended March 31, 1993.

     The components of the provision for income taxes are as follows:

                                                             1994        1993        1992
                                                           --------     -------     -------
                                                           (IN THOUSANDS)
    Currently payable:
    Federal..............................................  $ 89,369     $67,898     $53,114
    State and local......................................    14,182      11,835      12,864
                                                           --------     -------     -------
                                                            103,551      79,733      65,978
    Deferred, principally Federal........................    31,727      14,818      23,188
                                                           --------     -------     -------
    Total provision for income taxes.....................  $135,278     $94,551     $89,166
                                                           --------     -------     -------
                                                           --------     -------     -------

                       LORAL CORPORATION AND SUBSIDIARIES

     The effective income tax rate differs from the statutory Federal income tax rate for the following reasons:

                                                            1994         1993         1992
                                                            ----         ----         ----
    Statutory Federal income tax rate.....................  35.0%        34.0%        34.0%
    Research and development and other tax credits........  (1.1)         (.4)        (1.0)
    State and local income taxes, net of Federal income
      tax benefit and state and local income tax
      credits.............................................   3.8          3.5          4.5
    Foreign sales corporation tax benefit.................   (.7)         (.8)         (.7)
    Other, net............................................    .3           .7           .2
                                                            ----         ----         ----
    Effective income tax rate.............................  37.3%        37.0%        37.0%
                                                            ----         ----         ----
                                                            ----         ----         ----

     On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 was signed into law, including a provision that increased the Federal corporate income tax rate by 1%, to 35%, effective January 1, 1993. This increase was partially offset by the additional tax benefit resulting from revaluing deferred tax assets at the higher rate.

     The provision for income taxes excludes: current tax benefits related to the exercise of stock options, credited directly to Shareholders' Equity, of $3,643,000 and $10,237,000 for 1994 and 1993, respectively; a deferred tax benefit of $10,261,000, related to the additional minimum pension liability debited directly to Shareholders' Equity for 1994; and, in 1993, the tax benefit of $10,440,000, related to the extraordinary item and the deferred tax benefit of $97,122,000, related to the cumulative effect of the change in accounting for SFAS 106.

     The significant components of the net deferred income tax asset are:

                                                                          MARCH 31,
                                                                   -----------------------
                                                                     1994          1993
                                                                   ---------     ---------
                                                                       (IN THOUSANDS)
    Compensation and benefits....................................  $  14,545     $   6,979
    Income recognition on long-term contracts....................    (16,887)         (486)
    Installment sales............................................      9,100        10,754
    Inventoried costs............................................    100,927        50,235
    Other postretirement employee benefits.......................    191,678       190,452
    Pension costs................................................   (126,771)     (101,599)
    Property, plant and equipment................................    (64,912)      (66,945)
    Other, net...................................................     34,256        21,861
                                                                   ---------     ---------
    Net deferred income tax asset................................  $ 141,936     $ 111,251
                                                                   ---------     ---------
                                                                   ---------     ---------

     The net deferred income tax asset is classified as follows:

                                                                          MARCH 31,
                                                                    ----------------------
                                                                      1994          1993
                                                                    --------       -------
                                                                        (IN THOUSANDS)
    Current deferred income tax asset.............................  $104,063       $74,406
                                                                    --------       -------
                                                                    --------       -------
    Long-term deferred income tax asset...........................  $ 37,873       $36,845
                                                                    --------       -------
                                                                    --------       -------

                       LORAL CORPORATION AND SUBSIDIARIES

7. SHAREHOLDERS' EQUITY:

     In September 1993, the shareholders approved an increase in the number of authorized shares of common stock from 70,000,000 shares to 150,000,000 shares.

     On October 7, 1993, the Company completed a two-for-one stock split in the form of a 100% stock distribution payable to shareholders of record on September 28, 1993. Accordingly, all share and per share amounts have been adjusted to reflect the stock split.

     The Company has 2,000,000 authorized and unissued shares of preferred stock (par value $1.00). The designation of terms, conditions and amounts of such preferred stock may be set by the Board of Directors.

     Under the Company's various stock option plans, options may be granted at prices determined by the Compensation and Stock Option Committee. The Committee determines the exercise and expiration dates of the options, which may not be later than 10 years from the date of grant. For options granted at less than 75% of the fair market value at date of grant, the plans provide for return of stock issued on exercise of these options on a ratable basis should the recipient leave the Company's employment under certain circumstances within six years of the grant of these options. Unearned compensation with respect to options granted at less than fair market value at date of grant, included as a component of Equity Adjustments in Shareholders' Equity, aggregated $13,644,000, $8,424,000 and $13,632,000 at March 31, 1994, 1993 and 1992, respectively, and is being amortized over the period that the options vest.

     Options outstanding have been granted at prices ranging from $4.50 to $37.63 per share.

     A summary of the option transactions follows:

                                                             1994           1993           1992
                                                           ---------      ---------      ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Options outstanding, beginning of year..................       3,764          5,500          6,392
Options granted.........................................       1,895          1,340            550
Options exercised.......................................        (508)        (2,944)        (1,096)
Exercise price..........................................      ($4.50         ($2.85         ($2.85
                                                           to $19.56)     to $20.19)     to $17.57)
Options cancelled.......................................         (86)          (132)          (346)
                                                           ---------      ---------      ---------
Options outstanding, end of year........................       5,065          3,764          5,500
                                                           ---------      ---------      ---------
                                                           ---------      ---------      ---------
Options exercisable, end of year........................       1,781          1,390          2,606
                                                           ---------      ---------      ---------
                                                           ---------      ---------      ---------

     There were 51,026 shares, 1,859,140 shares and 3,081,690 shares of common stock available for future option grants at March 31, 1994, 1993, and 1992, respectively.

     Under the Company's Restricted Stock Purchase Plan, established in 1988, 2,000,000 shares of the Company's common stock were issued under the Plan, upon payment by the employee of the par value per share. The total number of shares earned under the Plan each year equals 3% of the Company's pre-tax profit divided by the grant value (currently $105.00 per share) of restricted shares outstanding. Any shares not earned at the earlier of completion of the seventh year after grant or termination of employment will be essentially forfeited by being repurchased by the Company at par value. Under the Plan, 104,846 shares, 341,714 shares and 420,986 shares were earned for the years ended March 31, 1994, 1993 and 1992, respectively. At March 31, 1994, 147,738 shares of common stock are still to be earned and 13,060 shares of common stock are available for future grants under this Plan. Unearned compensation related to these shares, included as a component of Equity Adjustments in Shareholders' Equity, aggregated $5,521,000, $7,504,000 and $4,935,000 at March 31, 1994, 1993, and
1992 respectively, and is amortized as the shares are earned.

                       LORAL CORPORATION AND SUBSIDIARIES

8. COMMITMENTS AND CONTINGENCIES:

     The Company leases certain facilities and equipment under agreements expiring at various dates through 2080. At March 31, 1994, future minimum payments for noncancellable operating and capital leases with initial or remaining terms in excess of one year are as follows:



                                            OPERATING LEASES          CAPITAL LEASES    TOTAL
                                       ---------------------------    --------------   --------
                                       REAL ESTATE     EQUIPMENT
                                       -----------   -------------
                                                           (IN THOUSANDS)
    1995.............................   $  56,914       $13,162         $  1,243      $ 71,319
    1996.............................      44,897        10,363            1,243        56,503
    1997.............................      33,907         7,589           11,394        52,890
    1998.............................      23,375         6,469            1,243        31,087
    1999.............................      16,208         5,465            1,243        22,916
    Thereafter.......................     100,444         5,158            9,628       115,230
                                       -----------   -------------   --------------   --------
                                        $ 275,745       $48,206         $ 25,994      $349,945
                                       -----------   -------------   --------------   --------
                                       -----------   -------------   --------------   --------

     Real estate lease commitments have been reduced by minimum sublease rentals of $27,399,000 due in the future under noncancellable subleases. The present value of the minimum lease payments for capital leases is $16,729,000, net of imputed interest of $9,265,000.

     Leases covering major items of real estate and equipment contain renewal and or purchase options which may be exercised by the Company. Rent expense, net of sublease income of $4,180,000, $2,378,000 and $5,218,000, was $65,239,000,
$50,539,000 and $44,281,000, in 1994, 1993 and 1992, respectively.

     At March 31, 1994, outstanding letters of credit were approximately $392,000,000.

     At acquisition, LFS's contracts in process included a systems integration contract with the Federal Aviation Administration ("FAA") for the modernization of the U.S. air traffic control system. Prior to the acquisition, discussions were held between LFS and FAA officials with respect to modifying certain terms and conditions of the contract. This contract has also been the subject of considerable public and media attention in the past year and in December 1993, the FAA initiated a comprehensive review of the contract. The extent of the contract modifications, if any, as a result of the comprehensive review, as well as future negotiations with the FAA, is not determinable at this time. The final purchase price of LFS is subject to a reduction, up to a specified limit, based upon the outcome of these matters. (See Current Report on Form 8-K dated March 1, 1994, Exhibit 10.2.) In the opinion of management, and in light of the potential adjustment of the LFS purchase price and reserves provided, the ultimate outcome of this matter will not have a material adverse effect on the financial position or results of operations of the Company.

     Management is continually assessing its obligations with respect to applicable environmental protection laws. While it is difficult to determine the timing and ultimate cost to be incurred by the Company in order to comply with these laws, based upon available internal and external assessments, the Company believes that even without considering potential insurance recoveries, if any, there are no environmental loss contingencies that, individually or in the aggregate, are material. The Company accrues for these contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company has been named a Potentially Responsible Party ("PRP") at a number of sites. In several of these situations Loral acquired the site pursuant to a purchase agreement which provided that the seller would retain liability for environmental remediation and related costs arising from occurrences prior to the sale. In other situations the Company is party to an interim or final allocation plan that has been accepted by other PRPs whose size and current financial condition make it probable that they will be able to pay the environmental costs apportioned to them. The Company believes that it has adequately accrued for future expenditures in

                       LORAL CORPORATION AND SUBSIDIARIES
connection with environmental matters and that such expenditures will not have a material adverse effect on its financial condition or results of operations.

     There are a number of lawsuits or claims pending against the Company and incidental to its business. However, in the opinion of management, the ultimate liability on these matters, if any, will not have a material adverse effect on the financial position or results of operations of the Company.

9. PENSIONS AND OTHER EMPLOYEE BENEFITS:

  PENSIONS:

     The Company maintains several pension plans, both contributory and noncontributory, covering certain employees. Eligibility for participation in these plans varies and benefits are generally based on members' compensation and years of service. The Company's funding policy is generally to contribute annually the maximum amount that can be deducted for Federal income tax purposes. Plan assets are invested primarily in U.S. government and agency obligations and listed stocks and bonds.

     Pension (credit) cost included the following components:

                                                          1994            1993            1992
                                                        ---------       ---------       --------
                                                                     (IN THOUSANDS)
Service cost-benefits earned during the period.......   $  31,530       $  25,387       $ 20,650
Interest cost on projected benefit obligation........     159,747         123,560         69,621
Actual return on plan assets.........................    (273,974)       (123,292)       (90,786)
Net amortization and deferral........................      64,221         (38,886)        10,299
                                                        ---------       ---------       --------
Total pension (credit) cost..........................   $ (18,476)      $ (13,231)      $  9,784
                                                        ---------       ---------       --------
                                                        ---------       ---------       --------

     The following presents the plans' funded status and amounts recognized in the balance sheet:

                                                                            MARCH 31,
                                                  --------------------------------------------------------------
                                                              1994                             1993
                                                  -----------------------------    -----------------------------
                                                  ASSETS EXCEED   ACCUMULATED      ASSETS EXCEED   ACCUMULATED
                                                   ACCUMULATED      BENEFITS        ACCUMULATED      BENEFITS
                                                    BENEFITS     EXCEED ASSETS       BENEFITS     EXCEED ASSETS
                                                  -------------  --------------    -------------  --------------
                                                                          (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Vested benefits................................  $ 1,844,260      $235,480        $ 1,551,190      $ 44,031
                                                  -------------  --------------    -------------  --------------
                                                  -------------  --------------    -------------  --------------
  Accumulated benefits...........................  $ 1,871,754      $236,467        $ 1,584,481      $ 44,531
  Effect of projected future salary increases....      151,071        13,184            125,222         2,565
                                                  -------------  --------------    -------------  --------------
  Projected benefits.............................    2,022,825       249,651          1,709,703        47,096
Plan assets at fair value........................    2,361,527       211,489          2,086,929        33,076
                                                  -------------  --------------    -------------  --------------
Plan assets in excess of (less than) projected
  benefit obligation.............................      338,702       (38,162)           377,226       (14,020)
Unrecognized net (gain) loss.....................       12,879        39,495           (113,604)        1,039
Unrecognized prior service cost..................       (1,714)       12,484              5,655        11,527
Unrecognized net asset existing at transition....       (2,241)           (1)            (2,194)         (408)
Additional minimum liability.....................                    (38,794)                          (9,593)
                                                  -------------  --------------    -------------  --------------
Prepaid (accrued) pension cost...................  $   347,626      $(24,978)       $   267,083      $(11,455)
                                                  -------------  --------------    -------------  --------------
                                                  -------------  --------------    -------------  --------------

                       LORAL CORPORATION AND SUBSIDIARIES

     The principal actuarial assumptions were:

                                                                    1994       1993       1992
                                                                    ----       ----       ----
Discount rate....................................................   7.75%      9.0 %      9.0 %
Rate of increase in compensation levels..........................   4.75%      6.0 %      6.0 %
Expected long-term rate of return on plan assets.................   9.5 %      9.5 %      9.5 %

POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS:

     In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for retired employees and dependents at certain locations. Participants are eligible for these benefits when they retire from active service and meet the eligibility requirements for the Company's pension plans. These benefits are funded primarily on a pay-as-you-go basis with the retiree generally paying a portion of the cost through contributions, deductibles and coinsurance provisions.

     Effective April 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"). SFAS 106 requires employers to recognize the cost of postretirement health and welfare obligations in their financial statements over the years of employee service. These costs were previously expensed on a pay-as-you-go basis. The Company elected to immediately recognize the accumulated postretirement obligation upon adoption of SFAS 106. A non-recurring charge of $330,499,000 pre-tax, $233,377,000, after-tax, or $3.03 per share, was recorded as the cumulative effect of the accounting change. Total postretirement health care and life insurance costs were $41,570,000 and $57,353,000 for 1994 and 1993, respectively under SFAS 106. These costs for 1992, which were recorded on a cash basis, and have not been restated, were $17,455,000.

     In March 1993 and March 1994, the Company adopted various plan amendments which are being amortized as prior service cost commencing in the quarter following adoption.

     Postretirement health care and life insurance costs included the following components:

                                                                      1994          1993
                                                                    --------       -------
                                                                        (IN THOUSANDS)
    Service cost -- benefits earned during the period.............  $  9,588       $11,364
    Interest cost on accumulated postretirement benefit
      obligation..................................................    46,050        45,989
    Net amortization..............................................   (14,068)
                                                                    --------       -------
    Total postretirement health care and life insurance costs.....  $ 41,570       $57,353
                                                                    --------       -------
                                                                    --------       -------

     The following table presents the amounts recognized in the balance sheet at:

                                                                          MARCH 31,
                                                                    ----------------------
                                                                      1994          1993
                                                                    ---------     --------
                                                                        (IN THOUSANDS)
    Accumulated postretirement benefit obligation:
      Retirees....................................................  $ 363,886     $259,490
      Fully eligible plan participants............................     29,689       95,939
      Other active plan participants..............................     95,372       50,365
                                                                    ---------     --------
    Total accumulated postretirement benefit obligation...........    488,947      405,794
    Unrecognized prior service cost related to plan amendments....    252,200      204,799
    Unrecognized net loss, primarily due to change in the discount
      rate........................................................   (126,859)
                                                                    ---------     --------
    Accrued postretirement health care and life insurance costs...  $ 614,288     $610,593
                                                                    ---------     --------
                                                                    ---------     --------

                       LORAL CORPORATION AND SUBSIDIARIES

     Actuarial assumptions used in determining the accumulated postretirement benefit obligation include a discount rate of 7.75% and 9% for 1994 and 1993, respectively, and an assumed health care cost trend rate of 12.4% decreasing gradually to an ultimate rate of 6% by the year 2003. Changing the assumed health care cost trend rate by 1% in each year would change the accumulated postretirement benefit obligation at March 31, 1994 by approximately $50,000,000 and the aggregate service and interest cost components for 1994 by approximately $6,500,000.

  EMPLOYEE SAVINGS PLANS:

     Under its various employee savings plans, the Company matches the contributions of participating employees up to a designated level. The extent of the match, vesting terms and the form of the matching contribution vary among the plans. Under these plans, the matching contributions, in cash, Loral common stock or both, for 1994, 1993 and 1992 were $22,929,000, $18,625,000 and
$19,179,000, respectively.

  POSTEMPLOYMENT BENEFITS:

     In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). The Company is required to adopt SFAS 112 by fiscal 1995 and based on preliminary estimates does not expect any material impact to the financial position or results of operations of the Company.

10. SALES TO PRINCIPAL CUSTOMERS:

     The Company operates primarily in one industry segment, defense electronics. Sales to principal customers are as follows:

                                                            1994         1993         1992
                                                         ----------   ----------   ----------
                                                                    (IN THOUSANDS)
    U.S. Government Agencies...........................  $2,578,004   $2,077,009   $1,530,417
    Foreign (principally foreign governments)..........     564,612      477,501      594,813
    Other (principally U.S. Government end use)........     866,117      780,893      756,590
                                                         ----------   ----------   ----------
                                                         $4,008,733   $3,335,403   $2,881,820
                                                         ----------   ----------   ----------
                                                         ----------   ----------   ----------

    Foreign sales comprise the following:

                                                           1994         1993         1992
                                                         --------     --------     --------
                                                                   (IN THOUSANDS)
    Export sales:
      Asia.............................................  $227,312     $190,125     $151,435
      Europe...........................................   106,546      128,707      148,295
      Middle East......................................    91,049      119,401      213,473
      Other............................................    28,289       26,733       75,831
                                                         --------     --------     --------
                                                          453,196      464,966      589,034
    Foreign operations, principally Europe.............   111,416       12,535        5,779
                                                         --------     --------     --------
    Total foreign sales................................  $564,612     $477,501     $594,813
                                                         --------     --------     --------
                                                         --------     --------     --------

11. RELATED PARTY TRANSACTIONS:

     The Company charges SS/L a fee for providing SS/L with management services under an agreement among the Company, LAH, SS/L and the four European investors. The management fee was $2,981,000, $2,576,000 and $1,953,000 in 1994, 1993 and
1992, respectively. The Company and LAH allocate certain

                       LORAL CORPORATION AND SUBSIDIARIES
overhead costs and expenses to SS/L and SS/L charges LAH certain overhead costs. The net allocated expenses charged to SS/L were $9,446,000, $10,448,000, and $10,414,000 in 1994, 1993 and 1992, respectively. In addition, the Company sells products to SS/L. Net sales to SS/L were $15,769,000, $11,574,000 and $8,513,000 in 1994, 1993 and 1992, respectively. Included in other current assets are advances to SS/L of $8,207,000 and $6,832,000 at March 31, 1994 and 1993,
respectively. LAH and SS/L have a tax sharing agreement whereby certain tax liabilities and benefits are shared equitably. For the year ended March 31, 1992, LAH paid $10,239,000 to SS/L pursuant to this agreement. LAH has guaranteed performance of SS/L under certain commercial contracts. To date, SS/L has performed satisfactorily under these contracts, and management believes that they will be successfully completed.

     In 1989, the Company sold its Aircraft Braking Systems and Engineered Fabrics divisions to K&F Industries, Inc. ("K&F"), of which the Chairman of Loral owns 35% of the capital stock and certain executive officers of Loral own rights to purchase 4% of the capital stock. In connection with the sale, K&F issued to the Company a $30,000,000 14 3/4% paid-in-kind subordinated convertible debenture due 2004 (the "Debenture") convertible into 15% of the common equity of K&F. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 81, the value of the Debenture has not been recognized by the Company. Because the Debenture is not publicly traded its fair value is not readily determinable. However, the Company believes that the Debenture has a fair value less than the publicly traded K&F subordinated debentures, which have rights superior to the Debenture and pay interest currently, and are trading at approximately 92% of face value.

     The Company and K&F have agreements covering various real property occupancy arrangements and agreements under which the Company and K&F provide certain services, such as benefits administration, treasury, accounting and legal services to each other. The charges for these services, as agreed to by the Company and K&F, are based upon the actual cost incurred in providing the services without a profit. These transactions between the Company and K&F were not significant. Sales to K&F were $6,785,000, $4,796,000 and $8,828,000 in
1994, 1993 and 1992, respectively.

                       LORAL CORPORATION AND SUBSIDIARIES

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

                                                                       1994 QUARTER ENDED
                                                       --------------------------------------------------
                                                        JUNE 30      SEPT. 30     DEC. 31       MARCH 31         YEAR
                                                       ---------     --------     --------     ----------     ----------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales................................................   $849,451     $836,633     $902,003     $1,420,646     $4,008,733
Operating income.....................................     70,182       78,396       97,952        154,836        401,366
Net income...........................................     40,351       46,717       56,945         84,255        228,268
Earnings per share:*
  Primary............................................        .48          .56          .68           1.00           2.72
  Fully diluted......................................        .48          .56          .68           1.00           2.72

                                                                       1993 QUARTER ENDED
                                                        ------------------------------------------------
                                                         JUNE 30      SEPT. 30     DEC. 31     MARCH 31         YEAR
                                                        ---------     --------     --------    --------      ----------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales.................................................  $ 681,300     $738,902     $941,141    $974,060      $3,335,403
Operating income......................................     51,449       64,860       76,367     103,578         296,254
Income before extraordinary item and cumulative effect
  of changes in accounting............................  $  24,403     $ 35,876     $ 41,417     $57,373      $  159,069
Extraordinary item....................................                                          (17,776 )       (17,776)
Cumulative effect of changes in accounting............   (233,377)                                             (233,377)
                                                        ---------     --------     --------     --------     ----------
Net income (loss).....................................  $(208,974)    $ 35,876     $ 41,417     $39,597      $  (92,084)
                                                        ---------     --------     --------     --------     ----------
                                                        ---------     --------     --------     --------     ----------
Earnings per share:*
  Primary:
    Income before extraordinary item and cumulative
      effect of changes in accounting.................     $ 0.36        $0.46        $0.52       $ .69          $ 2.06
    Extraordinary item................................                                             (.21 )          (.23)
    Cumulative effect of changes in accounting........      (3.41)                                                (3.03)
                                                           ------        -----        -----      ------          ------
    Net income (loss).................................     $(3.05)       $0.46        $0.52       $ .48          $(1.20)
                                                           ------        -----        -----      ------          ------
                                                           ------        -----        -----      ------          ------
  Fully diluted:
    Income before extraordinary item and cumulative
      effect of changes in accounting.................     $ 0.35        $0.45        $0.51       $ .69          $ 2.02
    Extraordinary item................................                                             (.21 )          (.23)
    Cumulative effect of changes in accounting........      (3.40)                                                (2.99)
                                                           ------        -----        -----      ------          ------
    Net income (loss).................................     $(3.05)       $0.45        $0.51       $ .48          $(1.20)
                                                           ------        -----        -----      ------          ------
                                                           ------        -----        -----      ------          ------

- - - ---------------
* Earnings per share is computed independently for each of the periods presented and therefore the quarters may not sum to the total for the year. Adjusted to reflect two-for-one stock split distributed October 7, 1993.

                       LORAL CORPORATION AND SUBSIDIARIES

          SCHEDULE II -- ACCOUNTS RECEIVABLE FROM RELATED PARTIES AND
        UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES
               FOR THE YEARS ENDED MARCH 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)


                                                BALANCE AT
                                                ----------                                    BALANCE AT
                                                  APRIL 1    ADDITIONS      DEDUCTIONS         MARCH 31
                                                  -------    ---------      ----------        ----------
                                                                                   AMOUNTS
                                                                         AMOUNTS   WRITTEN             NOT
NAME OF DEBTOR                                                           COLLECTED   OFF    CURRENT  CURRENT
- - - --------------                                                           --------- -------  -------  -------
Year ended March 31, 1994:

  George Taft, Senior Vice President of Loral
     Electronic Systems (a)......................    $100                 $ 100

  Lawrence H. Schwartz, Vice President of Loral
     Corporation (b).............................     100                   100

Year ended March 31, 1993:

  George Taft....................................     100                                   $100

  Lawrence H. Schwartz...........................     100                                    100

Year ended March 31, 1992:

  George Taft....................................     100                                            $100

  Lawrence H. Schwartz...........................               $ 100                                 100

  Robert Ziernicki, former Senior Vice President
     of Loral Electronic Systems (c).............     218                   218

- - - ---------------

Notes: (a) The loan was charged interest at 5% and was not collateralized. The loan was paid in full in June 1993.

       (b) The loan was charged interest at 7% and was collateralized. The loan was paid in full in March 1994.

       (c) No interest was charged and the loan was not collateralized. The loan was paid in full in May 1991.

                       LORAL CORPORATION AND SUBSIDIARIES

                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
               FOR THE YEARS ENDED MARCH 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)



                                            BALANCE AT   ADDITIONS                 OTHER     BALANCE AT
               DESCRIPTION                   APRIL 1      AT COST    RETIREMENTS  CHANGES      MARCH 31
- - - ------------------------------------------  ----------   ---------   -----------  -------    ----------
                                                          (a)                       (b)

Year ended March 31, 1994:
  Land....................................  $   68,710   $  47,637                           $  116,347
  Buildings and improvements..............     310,728     254,676    $    (165)   $(5,076)     560,163
  Machinery, equipment, furniture and
     fixtures.............................     800,261     340,889      (14,688)    (1,201)   1,125,261
  Leasehold improvements..................      91,758      29,875         (774)     4,348      125,207
                                            ----------   ---------   -----------   -------   ----------
                                            $1,271,457   $ 673,077    $ (15,627)   $(1,929)  $1,926,978
                                            ----------   ---------   -----------   -------   ----------
                                            ----------   ---------   -----------   -------   ----------
Year ended March 31, 1993:
  Land....................................  $   61,415   $   9,894    $    (315)   $(2,284)  $   68,710
  Buildings and improvements..............     293,635      16,446       (1,800)     2,447      310,728
  Machinery, equipment, furniture and
     fixtures.............................     708,336     129,371      (37,172)      (274)     800,261
  Leasehold improvements..................      34,958      57,913       (1,083)       (30)      91,758
                                            ----------   ---------   -----------   -------   ----------
                                            $1,098,344   $ 213,624    $ (40,370)   $  (141)  $1,271,457
                                            ----------   ---------   -----------   -------   ----------
                                            ----------   ---------   -----------   -------   ----------
Year ended March 31, 1992:
  Land....................................  $   59,023   $   4,263                 $(1,871)  $   61,415
  Buildings and improvements..............     268,847      15,585    $    (992)    10,195      293,635
  Machinery, equipment, furniture and
     fixtures.............................     621,445      68,506      (20,786)    39,171      708,336
  Leasehold improvements..................      31,451       4,036         (643)       114       34,958
                                            ----------   ---------   -----------   -------   ----------
                                            $  980,766   $  92,390    $ (22,421)   $47,609   $1,098,344
                                            ----------   ---------   -----------   -------   ----------
                                            ----------   ---------   -----------   -------   ----------

- - - ---------------
Notes:

(a) Includes the following amounts acquired through business acquisitions:

                                                        1994         1993         1992
                                                      ---------    ---------    --------
        Land........................................  $  47,521    $   9,894    $  2,100
        Building and improvements...................    246,620        7,524          94
        Machinery, equipment furniture and
          fixtures..................................    259,643       62,832       8,254
        Leasehold improvements......................     16,341       36,106         401
                                                      ---------    ---------    --------
                                                      $ 570,125    $ 116,356    $ 10,849
                                                      ---------    ---------    --------
                                                      ---------    ---------    --------

(b) Primarily reclassifications among asset categories, in addition to other minor adjustments. Fiscal 1992 includes final purchase price allocations of $46,518.

                       LORAL CORPORATION AND SUBSIDIARIES

            SCHEDULE VI -- ACCUMULATED DEPRECIATION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
               FOR THE YEARS ENDED MARCH 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

                                                          ADDITIONS
                                                          CHARGED
                                               BALANCE       TO                              BALANCE
                                                  AT      COST AND                  OTHER       AT
                 DESCRIPTION                   APRIL 1    EXPENSE    RETIREMENTS   CHANGES   MARCH 31
                 -----------                   -------    -------    -----------   -------   --------
                                                                                     (a)
Year ended March 31, 1994:
  Building and improvements..................  $ 65,735   $ 15,961    $     (33)    $ (98)   $ 81,565
  Machinery, equipment, furniture and
     fixtures................................   398,860    113,613      (10,064)     (778)    501,631
  Leasehold improvements.....................    25,170     12,279         (638)      547      37,358
                                               --------   --------   -----------   -------   --------
                                               $489,765   $141,853    $ (10,735)    $(329)   $620,554
                                               --------   --------   -----------   -------   --------
                                               --------   --------   -----------   -------   --------
Year ended March 31, 1993:
  Buildings and improvements.................  $ 54,966   $ 11,330    $    (561)             $ 65,735
  Machinery, equipment, furniture and
     fixtures................................   337,269     91,808      (30,203)    $ (14)    398,860
  Leasehold improvements.....................    16,285     10,309       (1,425)        1      25,170
                                               --------   --------   -----------   -------   --------
                                               $408,520   $113,447    $ (32,189)    $ (13)   $489,765
                                               --------   --------   -----------   -------   --------
                                               --------   --------   -----------   -------   --------
Year ended March 31, 1992:
  Buildings and improvements.................  $ 44,455   $ 10,675    $     (46)    $(118)   $ 54,966
  Machinery, equipment, furniture and
     fixtures................................   263,646     87,024      (13,383)      (18)    337,269
  Leasehold improvements.....................    13,393      3,255         (466)      103      16,285
                                               --------   --------   -----------   -------   --------
                                               $321,494   $100,954    $ (13,895)    $ (33)   $408,520
                                               --------   --------   -----------   -------   --------
                                               --------   --------   -----------   -------   --------

- - - ---------------
Notes:

(a) Primarily reclassifications among asset categories, in addition to other minor adjustments.

Depreciation and amortization:

     The annual provisions for depreciation and amortization have been computed principally in accordance with the following range of years (provided primarily on the straight-line method):

     Buildings and improvements -- 5 to 45 years

     Machinery, equipment, furniture and fixtures -- 3 to 13 years

     Leasehold improvements -- Lesser of asset life or lease term.

                       LORAL CORPORATION AND SUBSIDIARIES

            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
               FOR THE YEARS ENDED MARCH 31, 1994, 1993 AND 1992
                                 (IN THOUSANDS)

                                                                  CHARGED TO COSTS AND EXPENSES
                                                                 -------------------------------
                            DESCRIPTION                            1994       1993        1992
                            -----------                            ----       ----        ----
(1)  Maintenance and repairs...................................  $47,223     $36,170     $34,735
                                                                 -------     -------     -------
                                                                 -------     -------     -------
(2)  Amortization of intangible assets and similar deferrals:          *
     Goodwill..................................................              $12,858     $ 7,377
     Unearned compensation.....................................               18,599      10,157
     Other assets..............................................                9,101      10,153
                                                                             -------     -------
                                                                             $40,558     $27,687
                                                                             -------     -------
                                                                             -------     -------

- - - ---------------
* Amounts are not presented because such amounts are less than one percent of total sales.

                                 EXHIBIT INDEX

                                                           FILED HEREWITH (-) OR INCORPORATED BY
                                                                       REFERENCE TO
EXHIBIT                                                     REGISTRATION NO. OR OTHER DOCUMENT
- - - -------                                                    -------------------------------------
  3.1     Loral Corporation Restated Certificate of        Form 10-Q for the quarter ended
          Incorporation as in effect May 12, 1994          September 30, 1993, Exhibit 3
  3.2     Loral Corporation By-Laws as in effect May 12,   --
          1994
  4.1     Revolving Credit Agreement among Loral           Current Report on Form 8-K dated
          Corporation, Certain Banks, Morgan Guaranty      February 23, 1994, Exhibit 4.1
          Trust Company of New York, Chemical Bank,
          Barclays Bank PLC, and Continental Bank, N.A.,
          dated as of February 23, 1994
  4.2     364 Day Revolving Credit Agreement among Loral   Current Report on Form 8-K dated
          Corporation, Certain Banks, Morgan Guaranty      February 23, 1994, Exhibit 4.2
          Trust Company of New York, Chemical Bank,
          Barclays Bank PLC, and Continental Bank, N.A.,
          dated as of February 23, 1994
 10.1     Loral 1983 Stock Option Plan                     1983 Proxy Material
 10.2     Amendment to the Loral 1983 Stock Option Plan    Annual Report on Form 10-K for the
                                                           fiscal year ended March 31, 1986,
                                                           Exhibit 10.11
 10.3     Amended Loral 1986 Stock Option Plan             Form 10-Q for the quarter ended June
                                                           30, 1988, Exhibit 10.1
 10.4     Amendment to the Loral 1980, 1981, 1983 and      Annual Report on Form 10-K for the
          1986 Stock Option Plans                          fiscal year ended March 31, 1990,
                                                           Exhibit 10.8
 10.5     1991 Amendment to the Loral 1986 Stock Option    Annual Report on Form 10-K for the
          Plan                                             fiscal year ended March 31, 1991,
                                                           Exhibit 10.9
 10.6     Loral Corporation Restricted Stock Purchase      Current Report on Form 8-K dated May
          Plan                                             13, 1987, Exhibit 10.28
 10.7     Amendment to the Loral Corporation Restricted    Form 10-Q for the quarter ended June
          Stock Purchase Plan                              30, 1987, Exhibit 10.2
 10.8     Restated Employment Agreement between Loral      Annual Report on Form 10-K for the
          Corporation and Bernard L. Schwartz, dated as    fiscal year ended March 31, 1990,
          of April 1, 1990                                 Exhibit 10.11
 10.9     Split-dollar life insurance agreement with       Annual Report on Form 10-K for the
          Bernard L. Schwartz, dated as of March 15, 1990  fiscal year ended March 31, 1991,
                                                           Exhibit 10.13
 10.10    Split-dollar life insurance agreement with       Annual Report on Form 10-K for the
          Bernard L. Schwartz, dated as of December 10,    fiscal year ended March 31, 1991,
          1990                                             Exhibit 10.14
 10.11    Employment Contract between Loral Corporation    Form 10-Q for the quarter ended June
          and Frank C. Lanza, dated as of April 1, 1987    30, 1987, Exhibit 10.1 and Annual
                                                           Report on Form 10-K for the fiscal
                                                           year ended March 31, 1982, Exhibit
                                                           10.11
 10.12    Amendment to Employment Contract between Loral   Annual Report on Form 10-K for the
          Corporation and Frank C. Lanza, dated as of      fiscal year ended March 31, 1988,
          March 31, 1988                                   Exhibit 10.19
 10.13    Amendment to Employment Contract between Loral   Annual Report on Form 10-K for the
          Corporation and Frank C. Lanza, dated as of      fiscal year ended March 31, 1990,
          March 21, 1990                                   Exhibit 10.16

                                                           FILED HEREWITH (-) OR INCORPORATED BY
                                                                       REFERENCE TO
EXHIBIT                                                     REGISTRATION NO. OR OTHER DOCUMENT
- - - -------                                                    -------------------------------------
 10.14    Amendment to Employment Contract between Loral   Annual Report on Form 10-K for the
          Corporation and Frank C. Lanza, dated as of      fiscal year ended March 31, 1992,
          April 1, 1992                                    Exhibit 10.17
 10.15    Split-dollar life insurance agreement with       Annual Report on Form 10-K for the
          Frank C. Lanza, dated as of August 5, 1985       fiscal year ended March 31, 1991,
                                                           Exhibit 10.18
 10.16    Split-dollar life insurance agreement with       Annual Report on Form 10-K for the
          Michael P. DeBlasio, dated as of December 10,    fiscal year ended March 31, 1991,
          1990                                             Exhibit 10.19
 10.17    Split-dollar life insurance agreement with       Annual Report on Form 10-K for the
          Robert V. LaPenta, dated as of December 10,      fiscal year ended March 31, 1992,
          1990                                             Exhibit 10.20
 10.18    Split-dollar life insurance agreement with       Annual Report on Form 10-K for the
          Michael B. Targoff Insurance Trust, dated as of  fiscal year ended March 31, 1990,
          April 30, 1990                                   Exhibit 10.20
 10.19    Split-dollar life insurance agreement with E.    Annual Report on Form 10-K for the
          Donald Shapiro, dated as of December 10, 1990    fiscal year ended March 31, 1992,
                                                           Exhibit 10.22
 10.20    Form of Indemnity Agreement between Loral        Annual Report on Form 10-K for the
          Corporation and Officers and Directors of Loral  fiscal year ended March 31, 1987,
          Corporation                                      Exhibit 10.22
 10.21    Standstill Agreement among Loral Corporation     Amendment No. 1 to Current Report on
          and certain limited partnerships affiliated      Form 8-K dated June 30, 1992, Exhibit
          with Shearson Lehman Brothers Holdings, Inc.     4.1
          dated as of August 14, 1992
 10.22    Amendment No. 1 to Standstill Agreement, dated   Annual Report on Form 10-K for the
          as of November 13, 1992, among Loral             fiscal year ended March 31, 1993,
          Corporation and certain limited partnerships     Exhibit 10.27
          affiliated with Shearson Lehman Brothers
          Holdings, Inc.
 10.23    Asset Purchase Agreement between Loral           Current Report on Form 8-K dated
          Corporation and International Business Machines  December 12, 1993, Exhibit 10.1
          Corporation dated as of December 12, 1993; and
          letter dated December 13, 1993
 10.24    Certain letters relating to the Asset Purchase   Current Report on Form 8-K dated
          Agreement between Loral Corporation and          March 1, 1994, Exhibit 10.2
          International Business Machines Corporation
          dated December 21, 1993 through March 1, 1994
 11       Computation of Earnings Per Share for the three                   --
          years ended March 31, 1994
 12       Computation of Ratio of Earnings to Fixed                         --
          Charges for the five years ended March 31, 1994
 21       Subsidiaries of the Registrant                                    --
 23       Consent of Coopers & Lybrand                                      --
 24       Powers of Attorney                                                --

     Note: Certain instruments with respect to issues of long-term debt have not been filed as Exhibits to this report since the authorized principal amount of any one of such issues does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis as of March 31, 1994. Such indebtedness is described in general terms in Note 5 to Consolidated Financial Statements included herein. The Registrant agrees to furnish to the Commission a copy of each instrument upon its request.