Form 10-Q
period 1994-06-30
LORAL CORP /NY/
filed 1994-08-15
CIK 60357

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           -------------------------
                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1994

                          ---------------------------
                         Commission file number 1-4238

                               LORAL CORPORATION

                                600 Third Avenue
                            New York, New York 10016
                           Telephone: (212) 697-1105

                        State of incorporation: New York

                     IRS identification number: 13-1718360

                          ---------------------------

     The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

     As of July 26, 1994, there were 83,717,472 shares of Loral Corporation Common Stock outstanding.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                         PART I.  FINANCIAL INFORMATION

                       LORAL CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)

                                                                         THREE MONTHS ENDED
                                                                              JUNE 30,
                                                                       -----------------------
                                                                          1994          1993
                                                                       ----------     --------
Sales................................................................  $1,344,825     $849,451
Costs and expenses...................................................   1,231,186      779,269
                                                                       ----------     --------
Operating income.....................................................     113,639       70,182
Interest and investment income.......................................         791        1,328
Interest expense.....................................................      23,699        8,340
                                                                       ----------     --------
Income before income taxes and equity in net income (loss) of
  affiliates.........................................................      90,731       63,170
Income taxes.........................................................      34,478       23,373
                                                                       ----------     --------
Income before equity in net income (loss) of affiliates..............      56,253       39,797
Equity in net income (loss) of affiliates............................      (1,289)         554
                                                                       ----------     --------
Net income...........................................................      54,964       40,351
Retained earnings, beginning of period...............................     643,373      460,288
Dividends............................................................     (11,694)     (10,331)
                                                                       ----------     --------
Retained earnings, end of period.....................................  $  686,643     $490,308
                                                                       ==========     ========
Weighted average number of common shares outstanding.................      84,737       83,352
                                                                       ==========     ========
Earnings per share (primary).........................................  $      .65     $    .48
                                                                       ==========     ========
Cash dividends per common share......................................  $      .14     $   .125
                                                                       ==========     ========

           See notes to condensed consolidated financial statements.

                       LORAL CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (Unaudited)

                                                                       JUNE 30,       MARCH 31,
                                                                         1994           1994
                                                                      ----------     ----------
ASSETS:
Current assets:
  Cash and cash equivalents.........................................  $  196,495     $  238,498
  Contracts in process..............................................   1,355,030      1,328,338
  Deferred income taxes.............................................      89,063        104,063
  Other current assets..............................................     125,131        173,714
                                                                      ----------     ----------
Total current assets................................................   1,765,719      1,844,613
                                                                      ----------     ----------
Property, plant and equipment.......................................   1,947,565      1,926,978
  Less, accumulated depreciation and amortization...................     672,344        620,554
                                                                      ----------     ----------
                                                                       1,275,221      1,306,424
                                                                      ----------     ----------
Cost in excess of net assets acquired, less amortization............   1,334,010      1,342,872
Investment in affiliates............................................     161,002        163,479
Deferred income taxes...............................................      32,873         37,873
Prepaid pension cost and other assets...............................     478,021        480,907
                                                                      ----------     ----------
                                                                      $5,046,846     $5,176,168
                                                                      ==========     ==========
LIABILITIES and SHAREHOLDERS' EQUITY:
Current liabilities:
  Current portion of debt...........................................  $      328     $  173,928
  Accounts payable, trade...........................................     216,762        248,657
  Customer advances.................................................     277,650        286,273
  Accrued employment costs..........................................     217,405        201,238
  Income taxes......................................................      86,214         77,815
  Other current liabilities.........................................     276,108        302,256
                                                                      ----------     ----------
Total current liabilities...........................................   1,074,467      1,290,167
                                                                      ----------     ----------
Postretirement benefits.............................................     633,703        639,266
Other liabilities...................................................     237,350        241,368
Long-term debt......................................................   1,665,255      1,624,061
Shareholders' equity:
  Common stock, $.25 par value......................................      21,129         21,056
  Capital surplus...................................................     784,308        773,676
  Retained earnings.................................................     686,643        643,373
                                                                      ----------     ----------
                                                                       1,492,080      1,438,105
  Less:
     Treasury stock, at cost........................................      19,652         19,681
     Equity adjustments.............................................      36,357         37,118
                                                                      ----------     ----------
Total shareholders' equity..........................................   1,436,071      1,381,306
                                                                      ----------     ----------
                                                                      $5,046,846     $5,176,168
                                                                      ==========     ==========

           See notes to condensed consolidated financial statements.

                       LORAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                                         THREE MONTHS ENDED
                                                                              JUNE 30,
                                                                       -----------------------
                                                                         1994          1993
                                                                       ---------     ---------
Operating activities:
  Net income.........................................................  $  54,964     $  40,351
  Deferred income taxes..............................................     20,000
  Depreciation and amortization......................................     67,219        37,839
  Equity in net (income) loss of affiliates..........................      1,289          (554)
  Changes in assets and liabilities:
     Contracts in process............................................    (26,692)          964
     Other current assets............................................     52,135        17,324
     Other assets....................................................       (349)        3,291
     Accounts payable and accrued liabilities........................       (142)      (25,413)
     Income taxes....................................................      9,587         8,284
     Postretirement benefits and other liabilities...................     (9,581)      (12,078)
     Other...........................................................       (570)         (277)
                                                                       ---------     ---------
  Net cash provided by operating activities..........................    167,860        69,731
                                                                       ---------     ---------
Investing activities:
  Acquisition of businesses..........................................                   (6,100)
  Advances to affiliates.............................................     (3,552)       (1,087)
  Capital expenditures, net..........................................    (22,050)      (14,177)
                                                                       ---------     ---------
                                                                         (25,602)      (21,364)
                                                                       ---------     ---------
Financing activities:
  Net payments under revolving credit facilities and commercial
     paper...........................................................   (782,317)      (60,607)
  Proceeds from borrowings...........................................    650,000
  Payments of debt...................................................        (89)      (37,398)
  Dividends paid.....................................................    (11,694)      (10,331)
  Proceeds from common stock issuance for stock options and employee
     benefit plans...................................................     10,196         2,887
  Other..............................................................    (50,357)
                                                                       ---------     ---------
                                                                        (184,261)     (105,449)
                                                                       ---------     ---------
Net decrease in cash and cash equivalents............................    (42,003)      (57,082)
Cash and cash equivalents, beginning of period.......................    238,498       116,902
                                                                       ---------     ---------
Cash and cash equivalents, end of period.............................  $ 196,495     $  59,820
                                                                       =========     =========
Supplemental information:
  Interest paid during the period....................................  $  16,525     $   5,897
                                                                       =========     =========
  Income taxes paid during the period................................  $   4,158     $   7,451
                                                                       =========     =========

           See notes to condensed consolidated financial statements.

                       LORAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated statement of income for the three months ended June 30, 1994 is not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report.

2. ACCOUNTING CHANGE:

   Effective April 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires that the costs of benefits provided to employees after employment but before retirement be recognized in the financial statements on an accrual basis. The adoption of SFAS 112 did not have a material effect on the financial position or results of operations of the Company.

3. ACQUISITIONS:

   On March 1, 1994, effective January 1, 1994, the Company, through its newly formed wholly owned subsidiary, Loral Federal Systems Company ("LFS"), acquired substantially all the assets and liabilities of the Federal Systems Company, a division of International Business Machines Corporation, for $1,503,500,000 in cash, plus acquisition costs of $8,000,000.

   This acquisition has been accounted for as a purchase. As such, the condensed consolidated financial statements reflect the results of operations of the acquired entity from the date of acquisition. Had this acquisition occurred on April 1, 1993, the unaudited pro forma sales, net income and earnings per share for the three months ended June 30, 1993 would have been:
   $1,419,100,000; $37,500,000; and $.45, respectively. The results, which are based on various assumptions, are not necessarily indicative of what would have occurred had the acquisition been consummated as of April 1, 1993.

   Performance under acquired contracts in process of LFS and prior acquisitions contributed after-tax income of $18,852,000 and $11,215,000, net of after-tax interest cost on debt related to the acquisitions, and incremental amortization of cost in excess of net assets acquired of $16,704,000 and $4,985,000 for the three months ended June 30, 1994 and 1993, respectively.

                       LORAL CORPORATION AND SUBSIDIARIES

4. CONTRACTS IN PROCESS:

   Billings and accumulated costs and profits on long-term contracts, principally U.S. Government, comprise the following:

                                                                 JUNE 30,        MARCH 31,
                                                                   1994            1994
                                                                -----------     -----------
                                                                      (In thousands)
       Billed contract receivables............................  $   430,094     $   423,894
       Unbilled contract receivables..........................    1,872,257       1,901,156
       Inventoried costs......................................      484,833         557,259
                                                                -----------     -----------
                                                                  2,787,184       2,882,309
       Less, unliquidated progress payments...................   (1,432,154)     (1,553,971)
                                                                -----------     -----------
       Net contracts in process...............................  $ 1,355,030     $ 1,328,338
                                                                ===========     ===========

5. DEBT:

   In May 1994, the Company increased its existing shelf registration statement to issue up to $800,000,000 of debt or equity securities.

   In June 1994, the Company issued $250,000,000 7 3/8% Senior Notes due 2004 and $400,000,000 8 3/8% Senior Debentures due 2024 under the shelf registration statement. These securities are not callable and are not subject to any sinking fund provisions. The proceeds were used to reduce the Company's outstanding commercial paper borrowings.

   In June 1994, the Company cancelled its 364-day $500,000,000 revolving credit facility.

6. CONTINGENCIES:

   At acquisition, LFS's contracts in process included a systems integration contract with the Federal Aviation Administration ("FAA") for the modernization of the U.S. air traffic control system. Prior to the acquisition, discussions were held between LFS and FAA officials with respect to modifying certain terms and conditions of the contract. In December 1993, the FAA initiated a comprehensive review of the contract. In June 1994, the FAA (i) reduced the scope of the contract by eliminating certain requirements of the program and (ii) suspended certain other program activities pending completion of their review. The ultimate extent of the contract modifications is not determinable at this time. The final purchase price of LFS is subject to a reduction, up to a specified limit, based upon the outcome of these matters. In the opinion of management, and in light of the potential reduction of the LFS purchase price and reserves provided, the ultimate outcome of this matter will not have a material adverse effect on the financial position or results of operations of the Company.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

COMPARISON OF RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1994 AND JUNE 30, 1993

     Effective January 1, 1994, the Company, through Loral Federal Systems Company ("LFS") acquired substantially all the assets and liabilities of the Federal Systems Company, a division of International Business Machines Corporation. The results of operations of LFS are included from the effective date of acquisition. (See Note 3 to Condensed Consolidated Financial Statements.)

     Sales for the quarter ended June 30, 1994 increased to $1,344,825,000 from $849,451,000 in the prior year. Net income for the quarter ended June 30, 1994 increased to $54,964,000 or $.65 per share, compared with $40,351,000, or $.48 per share in the prior year.

     Earnings per share for the quarter ended June 30, 1994 are based on 84,737,000 primary weighted average shares outstanding, compared with 83,352,000 in the prior year.

     The sales increase was attributable to the results of the acquired LFS business, and higher volume on Multiple Launch Rocket System (MLRS), Army Tactical Missile System (ATACMS) and F/A-18 Forward-Looking Infrared (FLIR) targeting and weapon delivery system; offset by lower volume on AN/BSY-2 combat control system for the U.S. Navy's SSN-21 attack submarine, gyro-optic assemblies for Maverick missiles, Rapid Execution and Combat Targeting (REACT) launch control system and Automated Remote Tracking Station (ARTS).

     Operating income increased to $113,639,000 from $70,182,000 in the prior year. Operating income as a percentage of sales increased to 8.5% in the quarter ended June 30, 1994 from 8.3% in the prior year, as a result of improved margins due to operating efficiencies, particularly at the Loral Vought Systems business acquired in August 1992; offset by lower margins of the acquired LFS business. Excluding the effect of the acquired LFS business, operating income, as a percentage of sales increased to 10.0% from 8.3%.

     Net interest expense increased to $22,908,000 from $7,012,000 in the prior year, primarily due to the impact of debt incurred as a result of the LFS acquisition. The Company continues to benefit from an emphasis on cash management procedures. The Company's free cash flow (net cash from operating activities, less net capital expenditures, plus proceeds of stock purchases by employee benefit plans and exercises of stock options) was $156,006,000 and $58,441,000 for the quarters ended June 30, 1994 and 1993, respectively.

     The Company's effective tax rate increased to 38% in the quarter ended June 30, 1994 from 37% in the prior year due to the Omnibus Budget Reconciliation Act of 1993, which was signed into law on August 10, 1993.

     Equity in net income (loss) of affiliates was a loss of $1,289,000 for the quarter ended June 30, 1994, compared with income of $554,000 in the prior year, reflecting the Company's share of the development costs of Globalstar, a limited partnership formed in March 1994.

FINANCIAL CONDITION

     The LFS purchase price was initially financed through cash on hand and commercial paper borrowings which were supported by $1,200,000,000 five-year and $500,000,000 364-day revolving credit facilities. As originally planned, in order to fix interest costs and lengthen maturities, in June 1994, the Company issued $250,000,000 7 3/8% Senior Notes due 2004 and $400,000,000 8 3/8% Senior
Debentures due 2024. The proceeds were used to reduce the Company's outstanding commercial paper borrowings, including the $173,548,000 which was classified as current portion of debt at March 31, 1994. Additionally, the Company cancelled the 364-day $500,000,000 revolving credit facility. (See Note 5 to Condensed Consolidated Financial Statements.)

     The Company's current ratio improved to 1.6:1 at June 30, 1994, compared with 1.4:1 at March 31, 1994. The debt (net of cash) to equity ratio improved to 1.02:1 at June 30, 1994 from 1.13:1 at March 31, 1994.

                          PART II -- OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 26, 1994, at the Company's Annual Meeting of Stockholders, the following proposals were acted on:

          (1) In an uncontested election four nominees for the Board of Directors were elected to three year terms expiring in 1997, and one nominee was elected to a two year term expiring in 1996. The votes were as follows:

                                                                FOR           WITHHELD
                                                             ----------       --------
          Charles Lazarus..................................  68,558,941        286,046
          Malvin A. Ruderman...............................  68,571,898        273,089
          Bernard L. Schwartz..............................  68,567,160        277,827
          E. Donald Shapiro................................  68,566,747        278,240
          Thomas J. Stanton, Jr. ..........................  68,572,920        272,067

          (2) The Incentive Compensation Plan for Senior Executives was approved. The votes were as follows:

          For..........................................................  50,798,538
          Against......................................................  11,638,044
          Abstentions..................................................     675,765
          Broker non-votes.............................................   5,732,640

          (3) The 1994 Stock Option and Incentive Stock Purchase Plan was approved. The votes were as follows:

          For..........................................................  48,902,031
          Against......................................................  13,713,412
          Abstentions..................................................     494,081
          Broker non-votes.............................................   5,735,463

          (4) The selection of Coopers & Lybrand to serve as independent auditors for the fiscal year ending March 31, 1995, was ratified. The votes were as follows:

          For..........................................................  66,714,835
          Against......................................................   1,042,513
          Abstentions..................................................   1,087,639

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          The following exhibits are filed as part of this report:

      Exhibit 11 Computation of Earnings per Common Share for the three months ended June 30, 1994 and 1993
      Exhibit 12 Computation of Ratio of Earnings to Fixed Charges for the three months ended June 30, 1994 and 1993

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended June 30, 1994.

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

                                                    LORAL CORPORATION
                                          --------------------------------------
                                                        Registrant

Date:  August 11, 1994                             MICHAEL P. DEBLASIO
                                          --------------------------------------
                                                   Michael P. DeBlasio
                                             Senior Vice President -- Finance
                                              (Principal Financial Officer)
                                                           and
                                             Registrant's Authorized Officer

                                EXHIBIT INDEX


Exhibit No.         Description
- -----------         -----------

     11             Computation of Earnings per Common Share

     12             Computation of Ratio of Earnings to Fixed Charges