Form 10-Q
period 1994-09-30
LORAL CORP /NY/
filed 1994-11-14
CIK 60357

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

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

     As of October 31, 1994, there were 84,094,178 shares of Loral Corporation Common Stock outstanding.

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
                                  (Unaudited)

                                                  THREE MONTHS ENDED          SIX MONTHS ENDED
                                                    SEPTEMBER 30,              SEPTEMBER 30,
                                                ----------------------    ------------------------
                                                   1994         1993         1994          1993
                                                ----------    --------    ----------    ----------
Sales.......................................... $1,345,300    $836,633    $2,690,125    $1,686,084
Costs and expenses.............................  1,222,212     758,237     2,453,398     1,537,506
                                                ----------    --------    ----------    ----------
Operating income...............................    123,088      78,396       236,727       148,578

Interest and investment income.................     14,467         759        15,258         2,087
Interest expense...............................     28,953       7,590        52,652        15,930
                                                ----------    --------    ----------    ----------
Income before income taxes and equity in net
  income (loss) of affiliates..................    108,602      71,565       199,333       134,735

Income taxes...................................     41,269      25,403        75,747        48,776
                                                ----------    --------    ----------    ----------
Income before equity in net income (loss) of
  affiliates...................................     67,333      46,162       123,586        85,959

Equity in net income (loss) of affiliates......     (1,080)        555        (2,369)        1,109
                                                ----------    --------    ----------    ----------
Net income.....................................     66,253      46,717       121,217        87,068

Retained earnings, beginning of period.........    686,643     490,308       643,373       460,288
Dividends......................................    (12,581)    (11,590)      (24,275)      (21,921)
                                                ----------    --------    ----------    ----------
Retained earnings, end of period............... $  740,315    $525,435    $  740,315    $  525,435
                                                 =========    ========     =========     =========

Weighted average number of common shares
  outstanding..................................     85,134      83,693        84,936        83,523
                                                 =========    ========     =========     =========

Earnings per share (primary)................... $      .78    $    .56    $     1.43    $     1.04
                                                 =========    ========     =========     =========

Cash dividends per common share................ $      .15    $    .14    $      .29    $     .265
                                                 =========    ========     =========     =========

           See notes to condensed consolidated financial statements.

                       LORAL CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (Unaudited)

                                                                        SEPTEMBER
                                                                           30,        MARCH 31,
                                                                           1994          1994
                                                                        ----------    ----------
ASSETS:
Current assets:
  Cash and cash equivalents..........................................   $  189,860    $  238,498
  Contracts in process...............................................    1,364,299     1,328,338
  Deferred income taxes..............................................       75,063       104,063
  Other current assets...............................................      133,578       173,714
                                                                        ----------    ----------
Total current assets.................................................    1,762,800     1,844,613
                                                                        ----------    ----------
Property, plant and equipment........................................    1,982,042     1,926,978
  Less, accumulated depreciation and amortization....................      720,689       620,554
                                                                        ----------    ----------
                                                                         1,261,353     1,306,424
                                                                        ----------    ----------
Cost in excess of net assets acquired, less amortization.............    1,324,957     1,342,872
Investment in affiliates.............................................      158,180       163,479
Deferred income taxes................................................       22,873        37,873
Prepaid pension cost and other assets................................      480,790       480,907
                                                                        ----------    ----------
                                                                        $5,010,953    $5,176,168
                                                                         =========     =========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
  Current portion of debt............................................   $      391    $  173,928
  Accounts payable, trade............................................      197,180       248,657
  Customer advances..................................................      251,079       286,273
  Accrued employment costs...........................................      224,337       201,238
  Income taxes.......................................................       87,165        77,815
  Other current liabilities..........................................      316,179       302,256
                                                                        ----------    ----------
Total current liabilities............................................    1,076,331     1,290,167
                                                                        ----------    ----------
Postretirement benefits..............................................      635,507       639,266
Other liabilities....................................................      237,653       241,368
Long-term debt.......................................................    1,558,619     1,624,061

Shareholders' equity:
  Preferred stock, $1.00 par value...................................           --            --
  Common stock, $.25 par value.......................................       21,216        21,056
  Capital surplus....................................................      796,015       773,676
  Retained earnings..................................................      740,315       643,373
                                                                        ----------    ----------
                                                                         1,557,546     1,438,105
  Less:
     Treasury stock, at cost.........................................       19,663        19,681
     Equity adjustments..............................................       35,040        37,118
                                                                        ----------    ----------
Total shareholders' equity...........................................    1,502,843     1,381,306
                                                                        ----------    ----------
                                                                        $5,010,953    $5,176,168
                                                                         =========     =========

           See notes to condensed consolidated financial statements.

                       LORAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                                          SIX MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                        --------------------
                                                                          1994        1993
                                                                        --------    --------
Operating activities:
  Net income.......................................................     $121,217    $ 87,068
  Deferred income taxes............................................       44,000      23,196
  Depreciation and amortization....................................      128,372      75,481
  Equity in net (income) loss of affiliates........................        2,369      (1,109)
  Changes in assets and liabilities:
     Contracts in process..........................................      (35,961)     32,847
     Other current assets..........................................       46,407      31,878
     Other assets..................................................       (1,904)     (8,239)
     Accounts payable and accrued liabilities......................          708     (15,354)
     Income taxes..................................................       12,280     (22,507)
     Postretirement benefits and other liabilities.................       (7,474)     (2,660)
     Other.........................................................       (1,507)       (615)
                                                                        --------    --------
Net cash provided by operating activities..........................      308,507     199,986
                                                                        --------    --------
Investing activities:
  Acquisition of businesses........................................       (3,750)    (25,767)
  Advances to affiliates...........................................       (6,271)     (3,957)
  Notes receivable.................................................                   20,935
  Capital expenditures, net........................................      (55,496)    (33,750)
                                                                        --------    --------
                                                                         (65,517)    (42,539)
                                                                        --------    --------
Financing activities:
  Net payments under revolving credit facilities and commercial
     paper.........................................................     (888,768)   (231,713)
  Proceeds from borrowings.........................................      650,000     200,000
  Payments of debt.................................................         (211)    (37,536)
  Seller financing in connection with acquisition of business......      (50,357)
  Dividends paid...................................................      (24,275)    (21,921)
  Proceeds from common stock issuance for stock options and
     employee
     benefit plans.................................................       21,983       4,453
                                                                        --------    --------
                                                                        (291,628)    (86,717)
                                                                        --------    --------
Net (decrease) increase in cash and cash equivalents...............      (48,638)     70,730
Cash and cash equivalents, beginning of period.....................      238,498     116,902
                                                                        --------    --------
Cash and cash equivalents, end of period...........................     $189,860    $187,632
                                                                        ========    ========
Supplemental information:
  Interest paid during the period..................................     $ 39,609    $ 16,450
                                                                        ========    ========
  Income taxes paid during the period..............................     $ 18,394    $ 43,906
                                                                        ========    ========

           See notes to condensed consolidated financial statements.

                       LORAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated statements of income for the three and six months ended September 30, 1994 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report.

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

3.  ACQUISITIONS:

    On March 1, 1994, effective January 1, 1994, the Company, through its newly formed wholly-owned subsidiary, Loral Federal Systems Company ("LFS"), acquired substantially all the assets and liabilities of the Federal Systems Company, a division of International Business Machines Corporation, for $1,503,500,000 in cash, plus acquisition costs of $8,000,000.

    This acquisition has been accounted for as a purchase. As such, the condensed consolidated financial statements reflect the results of operations of the acquired entity from the date of acquisition. Had this acquisition occurred on April 1, 1993, the unaudited pro forma sales, net income and earnings per share for the six months ended September 30, 1993 would have been: $2,791,100,000; $80,200,000; and $.96, respectively. The results, which are based on various assumptions, are not necessarily indicative of what would have occurred had the acquisition been consummated as of April 1, 1993.

    Performance under acquired contracts in process of LFS and prior acquisitions contributed after-tax income of $21,829,000 and $23,402,000, net of after-tax interest cost on debt related to the acquisitions, and incremental amortization of cost in excess of net assets acquired of $36,365,000 and $9,475,000 for the six months ended September 30, 1994 and 1993, respectively.

                       LORAL CORPORATION AND SUBSIDIARIES

4.  CONTRACTS IN PROCESS:

    Billings and accumulated costs and profits on long-term contracts, principally U.S. Government, comprise the following:

                                                                   SEPTEMBER
                                                                      30,         MARCH 31,
                                                                     1994           1994
                                                                  -----------    -----------
                                                                  (IN THOUSANDS)
    Billed contract receivables................................   $   402,085    $   423,894
    Unbilled contract receivables..............................     1,899,996      1,901,156
    Inventoried costs..........................................       453,003        557,259
                                                                  -----------    -----------
                                                                    2,755,084      2,882,309
    Less, unliquidated progress payments.......................    (1,390,785)    (1,553,971)
                                                                  -----------    -----------
    Net contracts in process...................................   $ 1,364,299    $ 1,328,338
                                                                   ==========     ==========

5.  DEBT:

    In May 1994, the Company increased its existing shelf registration statement to issue up to $800,000,000 of debt or equity securities.

    In June 1994, the Company issued $250,000,000 7 5/8% Senior Notes due 2004 and $400,000,000 8 3/8% Senior Debentures due 2024 under the shelf registration statement. These securities are not callable and are not subject to any sinking fund provisions. The proceeds were used to reduce the Company's outstanding commercial paper borrowings.

    The Company has no immediate plans to utilize the remaining balance of $150,000,000 available under the shelf registration statement.

    In June 1994, the Company cancelled its $500,000,000 364-day revolving credit facility.

6.  INVESTMENT IN AFFILIATES:

    In September 1994, the Company exchanged the $30,000,000 14 3/4% pay-in-kind Subordinated Convertible Debenture due 2004 (the "Debenture") issued in 1989 by K & F Industries, Inc. ("K&F") in connection with the purchase by K&F of certain divisions of the Company. The Debenture was exchanged for $11,514,000 in cash, net of expenses, representing a non-recurring gain recorded as interest income, and a 22 1/2% equity interest in K&F. After the exchange, the Chairman of Loral owns approximately 27% of K&F. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 81, the Company had not recognized the value of the Debenture and has not recognized any value for its 22 1/2% equity interest in K&F.

                       LORAL CORPORATION AND SUBSIDIARIES

7.  CONTINGENCIES:

    At acquisition, LFS's contracts in process included a systems integration contract with the Federal Aviation Administration ("FAA") for the modernization of the U.S. air traffic control system. Prior to the acquisition, discussions were held between LFS and FAA officials with respect to modifying certain terms and conditions. In December 1993, the FAA initiated a comprehensive review of the contract. In June 1994, the FAA (i) reduced the scope of the contract by eliminating certain requirements of the program and (ii) suspended certain other program activities pending completion of their review. In September 1994, the FAA completed its review and announced that LFS would continue as the contractor under a revised program. The FAA has requested LFS to submit a proposal for a modified contract, and the parties anticipate completing negotiation of the scope and structure of the modified contract in early 1995. The ultimate extent of the contract modifications is not determinable at this time. The final purchase price of LFS is subject to a reduction, up to a specified limit, based upon the outcome of these matters. In the opinion of management, and in light of the potential reduction of the LFS purchase price and reserves provided, the ultimate outcome of this matter will not have a material adverse effect on the financial position or results of operations of the Company.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1994 AND SEPTEMBER 30, 1993

     Sales for the quarter ended September 30, 1994 increased to $1.345 billion from $836.6 million in the prior year. Net income for the quarter ended September 30, 1994 increased to $66.3 million, or $.78 per share, compared with $46.7 million or $.56 per share, in the prior year. The results of operations of LFS contributed $7.6 million, or $.09 per share, to the current quarter's earnings.

     Earnings per share for the quarter ended September 30, 1994 are based on
85.1 million primary weighted average shares outstanding, compared with 83.7 million in the prior year.

     The sales increase was attributable to the sales of LFS business divisions which, including $81.6 million of sales related to new business awards subsequent to the acquisition, amounted to $563.9 million. Sales also include higher volume of $17.0 million for ALR-56M radar warning systems and $8.6 million for the Army Tactical Missile System (ATACMS); offset by lower volume of $17.0 million for the F/A-18 Forward Looking Infrared (FLIR) targeting and weapon delivery system, $12.0 million for gyro-optic assemblies for Maverick missiles, $10.3 million for the Automated Remote Tracking Station (ARTS) and $8.2 million for the AN/BSY-2 combat control system for the U.S. Navy's SSN-21 attack submarine. The Company has a diverse base of programs, none of which is expected to account for more than 7% of fiscal 1995 revenues. The change in sales from period to period includes increases and decreases on a variety of programs which individually are not significant to the overall sales change. Although the Company is not immune to the effects of declining U.S. defense spending, the Company believes that its areas of concentration, its diverse base of programs, complemented and broadened by the program base of businesses recently acquired, as well as other business opportunities, will enable the Company to offset overall U.S. budget decline impacts.

     Operating income increased to $123.1 million from $78.4 million in the prior year. The operating income increase includes $35.3 million attributable to the results of the acquired LFS business. Operating income as a percentage of sales declined to 9.1% in the quarter ended September 30, 1994 from 9.4% in the prior year. However, excluding the effect of the acquired LFS business, operating income as a percentage of sales increased to 11.2% from 9.4% as a result of improved margins due to sales mix and operating efficiencies, particularly at the Loral Vought Systems division.

     Interest expense, net of interest and investment income, increased to $14.5 million from $6.8 million in the prior year primarily due to the $23.0 million impact of debt incurred as a result of the LFS acquisition, offset by a non-recurring gain, net of expenses, of $11.5 million ($.08 per share) for the exchange of K&F debentures for cash and equity (see Note 6 to the Condensed Consolidated Financial Statements) and strong cash flow. The Company's free cash flow (net cash from operating activities, less net capital expenditures, plus proceeds of stock purchases by employee benefit plans and exercises of stock options) was $388.6 million for the twelve months ended September 30, 1994, of which $119.0 million was generated in the quarter ended September 30, 1994.

     The Company's effective tax rate increased to 38% in the quarter ended September 30, 1994 from 35.5% in the prior year due to the Omnibus Budget Reconciliation Act of 1993, which was signed into law on August 10, 1993.

     Equity in net income (loss) of affiliates was a loss of $1.1 million for the quarter ended September 30, 1994 compared with income of $.6 million in the prior year, reflecting the Company's share of the development costs of Globalstar, a limited partnership formed in March 1994.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

FINANCIAL CONDITION

     The LFS purchase price was initially financed through cash on hand and commercial paper borrowings, which were supported by $1.2 billion five year and $500 million 364-day revolving credit facilities. In May 1994, the Company increased its existing shelf registration statement to issue up to $800 million of debt or equity securities. As originally planned, in order to fix interest costs and lengthen maturities, in June 1994, the Company issued $250 million
7 5/8% Senior Notes due 2004 and $400 million 8 3/8% Senior Debentures due 2024, under the shelf registration statement. The proceeds were used to reduce the Company's outstanding commercial paper borrowings, including the $173.5 million which was classified as current portion of debt at March 31, 1994. Additionally, the Company cancelled the $500 million 364-day revolving credit facility. The Company has no immediate plans to utilize the balance available under the shelf registration statement. (See Note 5 to Condensed Consolidated Financial Statements.)

     The majority of the Company's foreign currency hedges are entered into at the direction of a customer pursuant to the contractual requirements of one of the Company's contracts. Any gain or loss on the hedges accrues for the benefit or detriment of the customer and does not expose the Company to risk. The remaining foreign currency hedges are not material.

     The Company's current ratio improved to 1.6:1 at September 30, 1994, compared with 1.4:1 at March 31, 1994. The debt (net of cash) to equity ratio improved to .91:1 at September 30, 1994 from 1.13:1 at March 31, 1994.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
SEPTEMBER 30, 1994 AND SEPTEMBER 30, 1993

     Sales for the six months ended September 30, 1994 increased to $2.690 billion from $1.686 billion in the prior year. Net income for the six months ended September 30, 1994 increased to $121.2 million, or $1.43 per share, compared with $87.1 million or $1.04 per share, in the prior year. The results of operations of LFS contributed $15.5 million, or $.18 per share, to the current period's earnings.

     Earnings per share for the six months ended September 30, 1994 are based on
84.9 million primary weighted average shares outstanding, compared with 83.5 million in the prior year.

     The sales increase was attributable to the sales of LFS business divisions which, including $140.1 million of sales related to new business awards subsequent to the acquisition, amounted to $1.111 billion. Sales also include higher volume of $20.5 million for the Army Tactical Missile System (ATACMS) and $14.5 million for ALR-56M radar warning systems; offset by lower volume of $24.6 million for gyro-optic assemblies for Maverick missiles, $22.7 million for the AN/BSY-2 combat control system for the U.S. Navy's SSN-21 attack submarine and $20.6 million for the Automated Remote Tracking Station (ARTS). The Company has a diverse base of programs, none of which is expected to account for more than 7% of fiscal 1995 revenues. The change in sales from period to period includes increases and decreases on a variety of programs which individually are not significant to the overall sales change. Although the Company is not immune to the effects of declining U.S. defense spending, the Company believes that its areas of concentration, its diverse base of programs, complemented and broadened by the program base of businesses recently acquired, as well as other business opportunities, will enable the Company to offset overall U.S. budget decline impacts.

     Operating income increased to $236.7 million from $148.6 million in the prior year. The operating income increase includes $68.9 million attributable to the results of the acquired LFS business. Operating income as a percentage of sales remained constant at 8.8%. However, excluding the effect of the acquired LFS business, operating income as a percentage of sales increased to 10.6% in the six months ended September 30, 1994 from 8.8% in the prior year as a result of improved margins due to sales mix and operating efficiencies, particularly at the Loral Vought Systems division.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

     Interest expense, net of interest and investment income, increased to $37.4 million from $13.8 million in the prior year primarily due to the $43.9 million impact of debt incurred as a result of the LFS acquisition, offset by a non-recurring gain, net of expenses, of $11.5 million ($.08 per share) for the exchange of K&F debentures for cash and equity (see Note 6 to the Condensed Consolidated Financial Statements) and strong cash flow. The Company's free cash flow (net cash from operating activities, less net capital expenditures, plus proceeds of stock purchases by employee benefit plans and exercises of stock options) was $388.6 million for the twelve months ended September 30, 1994, of which $275.0 million was generated in the six months ended September 30, 1994.

     The Company's effective tax rate increased to 38% in the six months ended September 30, 1994 from 36.2% in the prior year due to the Omnibus Budget Reconciliation Act of 1993, which was signed into law on August 10, 1993.

     Equity in net income (loss) of affiliates was a loss of $2.4 million for the six months ended September 30, 1994 compared with income of $1.1 million in the prior year, reflecting the Company's share of the development costs of Globalstar, a limited partnership formed in March 1994.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

     The following exhibits are filed as part of this report:

        Exhibit 11.1     Computation of Earnings per Common Share for the three months ended
                         September 30, 1994 and 1993

        Exhibit 11.2     Computation of Earnings per Common Share for the six months ended
                         September 30, 1994 and 1993

        Exhibit 12       Computation of Ratio of Earnings to Fixed Charges for the six months ended September 30, 1994 and 1993

  (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1994.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                              LORAL CORPORATION
                                               -----------------------------------------------
                                                                 Registrant

Date: November 11, 1994                                      MICHAEL P. DEBLASIO
                                               -----------------------------------------------
                                                             Michael P. DeBlasio
                                                      Senior Vice President -- Finance
                                                        (Principal Financial Officer)
                                                                     and
                                                       Registrant's Authorized Officer

                                EXHIBIT INDEX
                                -------------

   Exhibit
     No.                       Description
   ------                      ------------

    11.1 Computation of Earnings per Common Share for the three months ended September 30, 1994 and 1993

    11.2 Computation of Earnings per Common Share for the six months ended September 30, 1994 and 1993

    12 Computation of Ratio of Earnings to Fixed Charges for the six months ended September 30, 1994 and 1993

    27             Financial Data Schedule