Form 10-Q
period 1994-12-31
LORAL CORP /NY/
filed 1995-02-14
CIK 60357

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1994

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

     As of January 31, 1995, there were 84,633,199 shares of Loral Corporation Common Stock outstanding.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                        PART I. -- FINANCIAL INFORMATION

                       LORAL CORPORATION AND SUBSIDIARIES

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     DECEMBER 31,               DECEMBER 31,
                                                ----------------------    ------------------------
                                                   1994         1993         1994          1993
                                                ----------    --------    ----------    ----------
Sales.........................................  $1,334,910    $902,003    $4,025,035    $2,588,087
Costs and expenses............................   1,189,995     804,051     3,643,393     2,341,557
                                                ----------    --------    ----------    ----------
Operating income..............................     144,915      97,952       381,642       246,530

Interest and investment income................       3,077       1,957        18,335         4,044
Interest expense..............................      28,209       9,525        80,861        25,455
                                                ----------    --------    ----------    ----------
Income before taxes and equity in net income
  (loss) of affiliates........................     119,783      90,384       319,116       225,119

Income taxes..................................      45,517      34,346       121,264        83,122
                                                ----------    --------    ----------    ----------
Income before equity in net income (loss) of
  affiliates..................................      74,266      56,038       197,852       141,997

Equity in net income (loss) of affiliates.....      (3,263)        907        (5,632)        2,016
                                                ----------    --------    ----------    ----------
Net income....................................      71,003      56,945       192,220       144,013

Retained earnings, beginning of period........     740,315     525,435       643,373       460,288
Dividends.....................................     (12,641)    (11,602)      (36,916)      (33,523)
                                                ----------    --------    ----------    ----------
Retained earnings, end of period..............  $  798,677    $570,778    $  798,677    $  570,778
                                                ==========    ========    ==========    ==========

Weighted average number of common shares
  outstanding.................................      85,532      83,888        85,134        83,644
                                                ==========    ========    ==========    ==========

Earnings per share (primary)..................  $      .83    $    .68    $     2.26    $     1.72
                                                ==========    ========    ==========    ==========

Cash dividends per common share...............  $      .15    $    .14    $      .44    $     .405
                                                ==========    ========    ==========    ==========

           See notes to condensed consolidated financial statements.

                       LORAL CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (Unaudited)

                                                                     DECEMBER 31,     MARCH 31,
                                                                         1994            1994
                                                                     ------------     ----------
ASSETS:
Current assets:
  Cash and cash equivalents........................................   $  198,396      $  238,498
  Contracts in process.............................................    1,313,172       1,328,338
  Deferred income taxes............................................       61,063         104,063
  Other current assets.............................................      127,907         173,714
                                                                     ------------     ----------
Total current assets...............................................    1,700,538       1,844,613
                                                                     ------------     ----------
Property, plant and equipment......................................    1,988,834       1,926,978
  Less, accumulated depreciation and amortization..................      756,723         620,554
                                                                     ------------     ----------
                                                                       1,232,111       1,306,424
                                                                     ------------     ----------
Cost in excess of net assets acquired, less amortization...........    1,315,423       1,342,872
Investment in affiliates...........................................      167,124         163,479
Deferred income taxes..............................................       15,873          37,873
Prepaid pension cost and other assets..............................      487,151         480,907
                                                                     ------------     ----------
                                                                      $4,918,220      $5,176,168
                                                                      ==========       =========
LIABILITIES and SHAREHOLDERS' EQUITY:
Current liabilities:
  Current portion of debt..........................................   $      572      $  173,928
  Accounts payable, trade..........................................      197,974         248,657
  Customer advances................................................      212,851         286,273
  Accrued employment costs.........................................      210,286         201,238
  Income taxes.....................................................       97,146          77,815
  Other current liabilities........................................      326,241         302,256
                                                                     ------------     ----------
Total current liabilities..........................................    1,045,070       1,290,167
                                                                     ------------     ----------
Postretirement benefits............................................      632,033         639,266
Other liabilities..................................................      243,479         241,368
Long-term debt.....................................................    1,421,095       1,624,061
Shareholders' equity:
  Preferred stock, $1.00 par value.................................           --              --
  Common stock, $.25 par value.....................................       21,311          21,056
  Capital surplus..................................................      808,764         773,676
  Retained earnings................................................      798,677         643,373
                                                                     ------------     ----------
                                                                       1,628,752       1,438,105
  Less:
     Treasury stock, at cost.......................................       19,633          19,681
     Equity adjustments............................................       32,576          37,118
                                                                     ------------     ----------
Total shareholders' equity.........................................    1,576,543       1,381,306
                                                                     ------------     ----------
                                                                      $4,918,220      $5,176,168
                                                                      ==========       =========

           See notes to condensed consolidated financial statements.

                       LORAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                                         NINE MONTHS ENDED
                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                         1994           1993
                                                                      -----------     --------
Operating activities:
  Net income......................................................    $   192,220     $144,013
  Deferred income taxes...........................................         65,000       33,999
  Depreciation and amortization...................................        197,091      111,366
  Equity in net (income) loss of affiliate........................          5,632       (2,016)
  Changes in assets and liabilities:
     Contracts in process.........................................         15,166       41,088
     Other current assets.........................................         50,564       37,043
     Other assets.................................................        (10,938)     (23,229)
     Accounts payable and accrued liabilities.....................        (40,715)     (38,144)
     Income taxes.................................................         23,827      (17,881)
     Postretirement benefits and other liabilities................         (5,122)      (7,383)
     Other........................................................         (1,858)        (114)
                                                                      -----------     --------
Net cash provided by operating activities.........................        490,867      278,742
                                                                      -----------     --------
Investing activities:
  Acquisition of businesses.......................................         (3,750)     (25,767)
  Advances to affiliates..........................................         (4,757)      (3,895)
  Investment in affiliates........................................        (13,773)
  Notes receivable................................................                      20,935
  Capital expenditures, net.......................................        (79,994)     (53,162)
                                                                      -----------     --------
                                                                         (102,274)     (61,889)
                                                                      -----------     --------
Financing activities:
  Net payments under revolving credit facilities and commercial
     paper........................................................     (1,026,322)    (265,531)
  Proceeds from borrowings........................................        650,000      200,000
  Payments of debt................................................                     (37,816)
  Seller financing in connection with acquisition of business.....        (50,357)
  Dividends paid..................................................        (36,916)     (33,523)
  Proceeds from common stock issuance for stock options and
     employee benefit plans.......................................         34,900        6,321
                                                                      -----------     --------
                                                                         (428,695)    (130,549)
                                                                      -----------     --------
Net (decrease) increase in cash and cash equivalents..............        (40,102)      86,304
Cash and cash equivalents, beginning of period....................        238,498      116,902
                                                                      -----------     --------
Cash and cash equivalents, end of period..........................    $   198,396     $203,206
                                                                       ==========     ========
Supplemental information:
  Interest paid during the period.................................    $    72,675     $ 21,665
                                                                       ==========     ========
  Income taxes paid during the period, net of refunds.............    $    30,216     $ 62,166
                                                                       ==========     ========

           See notes to condensed consolidated financial statements.

                       LORAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated statements of income for the three and nine months ended December 31, 1994 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report.

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

    This acquisition has been accounted for as a purchase. As such, the condensed consolidated financial statements reflect the results of operations of the acquired entity from the date of acquisition. Had this acquisition occurred on April 1, 1993, the unaudited pro forma sales, net income and earnings per share for the nine months ended December 31, 1993 would have been: $4,433,100,000; $143,700,000; and $1.72, respectively. The unaudited pro forma results, which are based on various assumptions, are not necessarily indicative of what would have occurred had the acquisition been consummated as of April 1, 1993.

    Performance under acquired contracts in process of LFS and other prior acquisitions contributed after-tax income of $36,091,000 and $32,909,000, net of after-tax interest cost on debt related to the acquisitions and incremental amortization of cost in excess of net assets acquired, of $60,836,000 and $14,798,000 for the nine months ended December 31, 1994 and 1993, respectively.

                       LORAL CORPORATION AND SUBSIDIARIES

4.  CONTRACTS IN PROCESS:

    Billings and accumulated costs and profits on long-term contracts, principally U.S. Government, comprise the following:

                                                                  DECEMBER 31,    MARCH 31,
                                                                      1994          1994
                                                                  ------------   -----------
                                                                        (IN THOUSANDS)
    Billed contract receivables.................................    $  404,427    $  423,894
    Unbilled contract receivables...............................     1,840,875     1,901,156
    Inventoried costs...........................................       472,223       557,259
                                                                    ----------    ----------
                                                                     2,717,525     2,882,309
    Less, unliquidated progress payments........................    (1,404,353)   (1,553,971)
                                                                    ----------    ----------
    Net contracts in process....................................    $1,313,172    $1,328,338
                                                                    ==========    ==========

5.  DEBT:

    In June 1994, the Company issued $250,000,000 7 5/8% Senior Notes due 2004 and $400,000,000 8 3/8% Senior Debentures due 2024 under a shelf registration statement which was increased to $800,000,000 in May 1994. These securities are not callable and are not subject to any sinking fund provisions. The proceeds were used to reduce the Company's outstanding commercial paper borrowings. The Company has no immediate plans to utilize the remaining balance of $150,000,000 available under the shelf registration statement.

    In February 1994, the Company entered into a $1,200,000,000 revolving credit facility, currently maturing in November 1999, and a 364-day $500,000,000 revolving credit facility. In June 1994, the Company cancelled its 364-day $500,000,000 revolving credit facility.

6.  INVESTMENT IN AFFILIATES:

    In September 1994, the Company exchanged the $30,000,000 14 3/4% pay-in-kind Subordinated Convertible Debenture due 2004 (the "Debenture") issued in 1989 by K&F Industries, Inc. ("K&F") in connection with the purchase by K&F of certain divisions of the Company. The Debenture was exchanged for $11,514,000 in cash, net of expenses, representing a non-recurring gain recorded as interest income, and a 22 1/2% equity interest in K&F. After the exchange, the Chairman of Loral owns approximately 27% of K&F. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 81, the Company had not recognized the value of the Debenture and has not recognized any value for its 22 1/2% equity interest in K&F.

                       LORAL CORPORATION AND SUBSIDIARIES

7.  CONTINGENCIES:

    At acquisition, LFS's contracts in process included a systems integration contract with the Federal Aviation Administration ("FAA") for the modernization of the U.S. air traffic control system. Prior to the acquisition, discussions were held between LFS and FAA officials with respect to modifying certain terms and conditions. In December 1993, the FAA initiated a comprehensive review of the contract. In June 1994, the FAA (i) reduced the scope of the contract by eliminating certain requirements of the program and (ii) suspended certain other program activities pending completion of their review. In September 1994, the FAA completed its review and announced that LFS would continue as the contractor under a revised program. LFS has continued to perform under the contract and, in response to a FAA request, has submitted a proposal for a modified contract. The parties anticipate completing negotiation of the scope and structure of the modified contract during the first half of 1995. The ultimate extent of the contract modifications is not determinable at this time. The final purchase price of LFS is subject to a reduction, up to a specified limit, based upon the outcome of these matters. In the opinion of management, and in light of the potential reduction of the LFS purchase price and reserves provided, the ultimate outcome of this matter will not have a material adverse effect on the financial position or results of operations of the Company.

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1994 AND DECEMBER 31, 1993

     Sales for the quarter ended December 31, 1994 increased to $1.335 billion from $902 million in the prior year. Net income for the quarter ended December 31, 1994 increased to $71.0 million, or $.83 per share, compared with $56.9 million or $.68 per share, in the prior year. The results of operations of LFS contributed $15.4 million, or $.18 per share, to the current quarter's earnings; the Company's share of the development costs of Globalstar, a limited partnership formed in March 1994 to design, construct and operate a worldwide satellite-based telecommunications system ("Globalstar"), reduced the current quarter's earnings by $2.4 million, or $.03 per share.

     Earnings per share for the quarter ended December 31, 1994 are based on
85.5 million primary weighted average shares outstanding, compared with 83.9 million in the prior year.

     The sales increase was attributable to the results of sales in LFS business divisions which, including $186.9 million of sales attributable to new business awards subsequent to the acquisition, amounted to $604.1 million. Sales also includes higher volume of $13.7 million for ALR-56 radar warning systems and $8.3 million for Infrared Linescanners; offset by lower volume of $51.5 million for the Multiple Launch Rocket System (MLRS), $31.3 million for the F/A-18 Forward-Looking Infrared (FLIR) targeting and weapon delivery system and $26.0 million for the ALQ-131 receiver/processor. The Company has a diverse base of programs, none of which is expected to account for more than 7% of fiscal 1995 revenues. The change in sales from period to period includes increases and decreases on a variety of programs which individually are not significant to the overall sales change.

     Operating income increased to $144.9 million from $98.0 million in the prior year. The operating income increase includes $50.1 million attributable to the results of the acquired LFS business. Operating income as a percentage of sales remained constant at 10.9% However, excluding the effect of the acquired LFS business, operating income as a percentage of sales increased to 13.0% from 10.9% as a result of improved margins due to operating efficiencies, particularly at the Loral Vought Systems division, and lower postretirement health care and life insurance costs (.7% of sales) primarily due to various plan amendments the Company adopted in March 1994.

     Interest expense, net of interest and investment income, increased to $25.1 million from $7.6 million in the prior year primarily due to the $25.2 million of interest expense on the debt incurred as a result of the LFS acquisition, offset by the Company's strong cash flow. The Company's free cash flow (net cash from operating activities, less capital expenditures, plus proceeds of stock purchases by employee benefit plans and exercises of stock options) was $498.2 million for the twelve months ended December 31, 1994, of which $170.8 million was generated in the quarter ended December 31, 1994.

     The Company's effective tax rate was 38% in the quarters ended December 31, 1994 and 1993.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

FINANCIAL CONDITION

     The LFS purchase price was initially financed through cash on hand and commercial paper borrowings which were supported by a $1.2 billion revolving credit facility, currently maturing in November 1999, and a 364-day $500 million revolving credit facility. As originally planned, in order to fix interest costs and lengthen maturities, in June 1994, the Company issued $250 million 7 5/8% Senior Notes due 2004 and $400 million 8 3/8% Senior Debentures due 2024, under a shelf registration statement which was increased to $800 million in May 1994. The proceeds were used to reduce the Company's outstanding commercial paper borrowings, including the $173.5 million which was classified as current portion of debt at March 31, 1994. Additionally, in June 1994, the Company cancelled the 364-day $500 million revolving credit facility. The Company has no immediate plans to utilize the balance available under the shelf registration statement. (See Note 5 to Condensed Consolidated Financial Statements.)

     The majority of the Company's foreign currency hedges are entered into at the direction of the customer pursuant to contractual requirements. Any gain or loss on the hedges accrues for the benefit or detriment of the customer and does not expose the Company to risk. The remaining foreign currency hedges are not material.

     The Company's current ratio improved to 1.6:1 at December 31, 1994, compared with 1.4:1 at March 31, 1994. The debt (net of cash) to equity ratio improved to .78:1 at December 31, 1994 from 1.13:1 at March 31, 1994.

     Although the Company is not immune to the effects of declining U.S. defense spending, the Company believes that its areas of concentration, its diverse base of programs, complemented and broadened by the program base of businesses recently acquired, as well as other business opportunities, such as Globalstar, will enable the Company to offset overall U.S. budget decline impacts.

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
DECEMBER 31, 1994 AND DECEMBER 31, 1993

     Sales for the nine months ended December 31, 1994 increased to $4.025 billion from $2.588 billion in the prior year. Net income for the nine months ended December 31, 1994 increased to $192.2 million, or $2.26 per share, compared with $144.0 million or $1.72 per share, in the prior year. The results of operations of LFS contributed $30.9 million, or $.36 per share, to the current period's earnings; the Company's share of the development costs of Globalstar reduced the current period's earnings by $6.9 million, or $.08 per share.

     Earnings per share for the nine months ended December 31, 1994 are based on
85.1 million primary weighted average shares outstanding, compared with 83.6 million in the prior year.

     The sales increase was attributable to the results of sales in LFS business divisions which, including $327.0 million of sales attributable to new business awards subsequent to the acquisition, amounted to $1.715 billion. Sales also includes higher volume of $36.2 million for ALR-56 radar warning systems, $13.4 million for the Army Tactical Missile System (ATACMS) and $13.3 million for the Atmospheric Infrared Sounder (AIRS) that will fly on NASA's Earth Observing System platform; offset by lower volume of $40.4 million for the Multiple Launch Rocket System (MLRS), $37.4 million for the F/A-18 Forward-Looking Infrared
(FLIR) targeting and weapon delivery system, $30.4 million for the ALQ-131 receiver/processor, $28.2 million for gyro-optic assemblies for Maverick missiles, $25.5 million for the Automated Remote Tracking Station (ARTS) and $23.9 million for the AN/BSY-2 combat control system for the U.S. Navy's SSN-21 attack submarine. The Company has a diverse base of programs, none of which is expected to account for more than 7% of fiscal 1995 revenues. The change in sales from period to period includes increases and decreases on a variety of programs which individually are not significant to the overall sales change.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

     Operating income increased to $381.6 million from $246.5 million in the prior year. The operating income increase includes $119.0 million attributable to the results of the acquired LFS business. Operating income as a percentage of sales remained constant at 9.5%. However, excluding the effect of the acquired LFS business, operating income as a percentage of sales increased to 11.4% in the nine months ended December 31, 1994 from 9.5% in the prior year as a result of improved margins due to sales mix and operating efficiencies, particularly at the Loral Vought Systems division, and lower postretirement health care and life insurance costs (.3% of sales) primarily due to various plan amendments the Company adopted in March 1994.

     Interest expense, net of interest and investment income, increased to $62.5 million from $21.4 million in the prior year primarily due to the $69.1 million of interest expense on the debt incurred as a result of the LFS acquisition, offset by a non-recurring gain, net of expenses, of $11.5 million ($.08 per share) for the exchange of K&F debentures for cash and equity (see Note 6 to the Condensed Consolidated Financial Statements) and strong cash flow. The Company's free cash flow (net cash from operating activities, less capital expenditures, plus proceeds of stock purchases by employee benefit plans and exercises of stock options) was $498.2 million for the twelve months ended December 31, 1994, of which $445.8 million was generated in the nine months ended December 31, 1994.

     The Company's effective tax rate increased to 38% in the nine months ended December 31, 1994 from 36.9% in the prior year due to the Omnibus Budget Reconciliation Act of 1993, which was signed into law on August 10, 1993.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

     The following exhibits are filed as part of this report:

          Exhibit 4.1    Amended and Restated Revolving Credit Agreement among Loral
                         Corporation, Certain Banks, Morgan Guaranty Trust Company of New
                         York, Chemical Bank and Bank of America Illinois, dated as of
                         November 23, 1994
          Exhibit 11.1   Computation of Earnings per Common Share for the three months ended
                         December 31, 1994 and 1993
          Exhibit 11.2   Computation of Earnings per Common Share for the nine months ended
                         December 31, 1994 and 1993
          Exhibit 12     Computation of Ratio of Earnings to Fixed Charges for the nine months ended December 31, 1994 and 1993

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1994.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                             LORAL CORPORATION
                                               ---------------------------------------------
                                                                Registrant

Date: February 13, 1994                                     MICHAEL P. DEBLASIO
                                               ---------------------------------------------
                                                            Michael P. DeBlasio
                                                     Senior Vice President -- Finance
                                                       (Principal Financial Officer)
                                                                    and
                                                      Registrant's Authorized Officer

                                EXHIBIT INDEX
                                -------------


Exhibit
  No.                          Description
- -------                        -----------

4.1 Amended and Restated Revolving Credit Agreement among Loral Corporation, Certain Banks, Morgan Guaranty Trust Company of New York, Chemical Bank and Bank of America Illinois, dated as of November 23, 1994

11.1 Computation of Earnings per Common share for the three months ended December 31, 1994 and 1993

11.2 Computation of Earnings per Common Share for the nine months ended December 31, 1994 and 1993

12 Computation of Ratio of Earnings to Fixed Charges for the nine months ended December 31, 1994 and 1993

27                Financial Data Schedule