Form 10-K405
LORAL CORP /NY/
filed 1995-05-22
CIK 60357

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1995

                            ------------------------

                         Commission file number 1-4238

                               LORAL CORPORATION

                                600 Third Avenue
                            New York, New York 10016
                           Telephone: (212) 697-1105

                        State of incorporation: New York

                     IRS identification number: 13-1718360

                            ------------------------

     Securities registered pursuant to Section 12(b) of the Act:

                                                                     NAME OF EACH EXCHANGE
                       TITLE OF EACH CLASS                            ON WHICH REGISTERED
------------------------------------------------------------------  ------------------------
Common Stock, $.25 par value......................................  New York Stock Exchange
7 5/8% Senior Notes due 2004......................................  New York Stock Exchange
7%     Senior Debentures due 2023.................................  New York Stock Exchange
8 3/8% Senior Debentures due 2023.................................  New York Stock Exchange
8 3/8% Senior Debentures due 2024.................................  New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:

9 1/8% Senior Debentures due 2022

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

     At May 1, 1995, 85,162,768 common shares were outstanding, and the aggregate market value of such shares (based upon the closing price on the New York Stock Exchange) held by non-affiliates of the registrant was approximately $3,749,000,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's 1994 definitive proxy statement are incorporated by reference into Part III.
================================================================================

                                     PART I

ITEM 1.  BUSINESS

                        GENERAL DESCRIPTION OF BUSINESS

     Loral Corporation (the "Company" or "Loral") was incorporated in New York in 1948. Through its subsidiaries and divisions, the Company is a leading supplier of advanced electronic systems, components and services to U.S. and foreign governments for defense and non-defense applications. The Company's principal business areas are: electronic combat; training and simulation; tactical weapons; command, control, communications and intelligence
(C3I)/reconnaissance; systems integration; and telecommunications and space systems. The Company has achieved an incumbent position on a wide range of existing programs through internal growth and development and a series of acquisitions focused on its core technologies. Loral's business strategy is to emphasize upgrades of existing weapons systems, concentrate on further developing its core of advanced technologies, generate an increasing proportion of its sales from foreign customers and selectively extend the Company's proprietary technologies into non-military applications, such as systems integration, satellite-based telecommunications, air traffic control, postal systems automation, medical and dental imaging systems, data archiving and information systems and services.

     On May 5, 1995, Loral acquired the Defense Systems operations of Unisys Corporation. Unisys Defense Systems ("Loral UDS") is a leading systems integrator and supplier of advanced information technology products and services to defense and other government agencies worldwide.

                               BUSINESS SEGMENTS

     The Company operates primarily in one industry segment, government electronic systems.

                                    PRODUCTS

Electronic Combat

     Loral is a leading producer of systems that detect, jam and deceive hostile radars and radar and infrared guided weapons and detect and analyze surface and submarine threats. Loral's electronic combat systems are used in the protection of U.S. and allied aircraft and provide antisubmarine and antisurface warfare, airborne early warning and electronic support measures capabilities.

     Loral manufactures the ALR-56 family of advanced, programmable radar warning systems. The ALR-56C and ALR-56M are utilized aboard U.S. Air Force and allied F-15 and F-16 jet fighter aircraft, respectively. Loral has sold its ALQ-178 Rapport fully integrated airborne radar warning and electronic jamming systems to Israel, Belgium and Turkey principally for the F-16, and has developed an advanced version called the ALQ-202. Loral also produces the APR-39 radar signal detection system deployed on U.S Army helicopters and transport aircraft.

     Loral supplies the Forward-Looking Infrared (FLIR) targeting and weapon delivery pod (the "NITE Hawk") aboard U.S. and allied F/A-18 strike jets. This system permits aircrews to deliver smart weapons to selectively identified high-value targets through laser rangers and target designators. The Company also produces the Electronic Support Measures system and the Avionics Control Units for the U.S. Air Force's B-2 stealth bomber; a day/night adverse weather missions system for the MC-130H Combat Talon II aircraft; and the central computer for the F-15.

     Loral is the prime contractor for the U.S. Navy's LAMPS MK III helicopter for antisubmarine warfare, antisurface warfare and airborne early warning, and for a similar system, the EH-101 Merlin, for the United Kingdom's Ministry of Defence. Loral UDS is also the U.S. Navy's prime contractor for the Antisurface Warfare Improvement Program for the P-3C aircraft, improving its ability to support a broad range of critical naval operations.

     Loral's ALQ-157, Matador and Challenger infrared countermeasures systems emit infrared energy pulses that counter heat-seeking missiles by directing them away from aircraft, naval vessels and armored ground vehicles. Loral also produces antenna assemblies and systems for airborne early warning aboard tactical aircraft, such as the E-2C.

Training and Simulation

     Loral's training systems provide simulated, realistic battlefield environments that assist air, land and sea forces in achieving and maintaining combat readiness as well as aiding in the establishment and validation of requirements for new systems and upgrades. Loral produces a variety of simulators, including weapons systems simulators and distributed interactive simulators.

     Loral's operational flight and weapons systems trainers simulate the U.S. Navy's F-15 and F-15E jet aircraft avionics under combat conditions. Loral is also providing the F-15S Weapons System Trainer to a foreign government. Loral is developing a comprehensive family of weapons systems trainers, courseware and mission rehearsal devices for the Special Operations Forces Aircrew Training System (SOF-ATS). The Company has a contract to assess pilot training requirements for the U.S. Air Force's new F-22 fighter. Loral is developing full mission simulators that combine flight weapons systems and mission training for Sweden's JAS-39 multi-role combat aircraft, and is developing an aircrew and maintenance training system and curriculum for the U.K.'s Ministry of Defence EH-101 Merlin helicopter program.

     Loral's Multiple Integrated Laser Engagement System (MILES) is at the forefront of a family of laser-based training systems, including the Air-to-Ground Engagement System (AGES), the Precision Gunnery Training System
(PGTS), Simulated Area Weapons Effect (SAWE), Precision Range Integrated Maneuver Exercise (PRIME) and Mobile Automated Instrumentation Suite (MAIS). These systems are used to train and evaluate ground combat troops and military equipment for the U.S. and allied defense departments. The equipment simulates the effect of weapons fire through eye-safe, encoded laser beams. Detector cells and electronic decoding systems replicate target vulnerability. Data is transmitted to a central station to allow review of combat performance.

     Loral is a principal developer of networked simulators for the U.S. Army. Loral operates and maintains simulator networks for ground vehicle and airborne platform training at Fort Knox and Fort Rucker under the Army's Advanced Distributed Simulation Technology (ADST) program. These simulators are linked to each other and to combat training ranges, including ranges operated by the Company.

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

Tactical Weapons

     Loral produces the Multiple Launch Rocket System (MLRS) for the U. S. Army and allied forces. The MLRS, a surface-to-surface tactical weapon, spreads submunitions over a one kilometer target area up to 20 miles away. Loral also produces the Army Tactical Missile System (ATACMS). Fired from the MLRS launcher, ATACMS is a long-range surface-to-surface tactical missile. Loral conducted an initial successful test of a ship-fired version of ATACMS for the U.S. Navy, and has successfully fired MLRS and ATACMS munitions from the High Mobility Artillery Rocket System (HIMARS). MLRS has substantial international markets, and has been purchased by France, Germany, the United Kingdom, Italy, the Netherlands, Turkey, Bahrain and Japan. The Company also expects an international market for ATACMS.

     Loral has developed the Extended Range Interceptor missile (ERINT), a kinetic energy, high-altitude missile that destroys tactical ballistic missiles, aircraft and cruise missiles through force of impact without explosives. The system has been selected by the U.S. Army and Loral has been awarded an engineering and manufacturing development contract for the PAC-3 Theater Missile Defense upgrade of the Patriot Missile System. Loral is also under contract to develop the LOSAT missile, a low-cost kinetic energy antitank missile.

     Loral's electro-optical (EO) and infrared (IR) sensors, processing technologies and advanced algorithms are employed in a wide range of tactical weapons and weapons guidance systems. Loral's IR sensors have been selected for the Theater High-Altitude Area Defense (THAAD) system.

     Loral's guidance programs include the Digital Scene Matching Area Correlation (DSMAC) system, which permits Tomahawk cruise missiles to direct themselves for long distances over enemy terrain, and complete missile guidance control units for air-defense systems and air-to-ground weapons. Loral also produces the Sidewinder air-to-air missile: the AIM9M and the AIM-9P.

     Loral is under contract from the U. S. Marine Corps to develop a short-range antitank weapon, the Predator, which is a man-portable fire-and-forget weapon system, and has been funded to demonstrate a bunker-busting variant for the U.S. Army. The Company's Vertical Launch Antisubmarine Rocket (VLA) is in production for the U. S. Navy and Japan.

Command, Control, Communications and Intelligence (C3I)/Reconnaissance

     Loral offers systems integration, operations management and engineering services, post-deployment systems support, military satellite communication terminals, information processing and display hardware, information management software, secure tactical communications instruments and telemetry equipment to address a broad spectrum of strategic and tactical C3I requirements.

     Loral is the principal technical support contractor for the Space Defense Operations Center at Cheyenne Mountain for the U.S. Space Command, which monitors orbiting space systems to alert the U.S. and its allies to potential attack. Loral's Rapid Execution and Combat Targeting system, which is modernizing the Minuteman missile launch control centers, has been used successfully in a test launch. Loral is also providing engineering support, systems integration, and operations and maintenance for the worldwide Air Force Satellite Control Network and, separately, for the National Test Facility at Falcon AFB.

     Loral is developing the communications element of the All-Source Analysis System, a tactical intelligence fusion system that will receive, process and display battlefield information to tactical commanders on a near real-time basis. Loral is also developing the state-of-the-art electronics and communications systems for the Command and Control Vehicle (C2V), a key component of the U.S. Army's digitized battlefield.

     Loral provides hardware support, software maintenance, sustaining engineering and on-site operational services in support of the U.S. Air Force's Global Positioning System. Loral is also responsible for system development, software maintenance, and engineering support for the U.S. Air Force's fixed and mobile Launch Detection System.

     Loral produces mil-spec and ruggedized general-purpose computers and processors used in military systems, such as the Advanced Display System (ADS), which is the U.S. Navy's next-generation tactical workstation and the Loral UDS AN/UYK-43(V) standard 32-bit computer for U.S. Navy surface ships. Loral's information and graphics display systems provide interactive access to real-time information on ground and shipboard platforms as well as aircraft, such as the E-2C, P-3C, S-3, F-14 and other U.S. Navy aircraft.

     Loral supplies antisubmarine warfare and combat control systems for submarines and surface ships including: the AN/BSY-1 combat system for the U.S. Navy's SSN-688 class attack submarines, portions of the AN/BSY-2 combat control system for the Navy's SSN-21 attack submarines, the Combat Control System MK3 for the Royal Australian Navy's Type 471 SSK submarines, and elements of the SQQ-89 surface ship ASW combat control system. Loral UDS produces the MK-92 Fire Control System for frigates and smaller sized ships for the U.S. Navy and allied nations, and an integrated system for navigation, ship and machinery control for the U.S. Navy's new class of coastal minehunters and, through its Canadian operations, is also responsible for the design, development and production of the electronics suites for the Canadian Patrol

Frigate program. Loral UDS is the sole-source provider and manager of high-accuracy navigation subsystems for the Trident Ballistic Missile program.

     Loral UDS is a technology leader in high data rate, covert, jam-resistant microwave communications in support of core military and other national agency reconnaissance and surveillance applications. Loral's EMR and instrumentation telemetry systems include airborne transmitters, receivers, data links, transponders and signal encoders, which are used in tracking, ranging, data acquisition and command and control for operations of space vehicles and missiles. Loral's instrumentation products, primarily the System 500, provide high-speed, real-time processing in testing and analyzing data from advanced avionics, as well as from missile and satellite sources.

     Loral's reconnaissance systems utilize advanced electronic imaging, communications and information processing technologies to provide integrated tactical battlefield information and navigation and targeting capability in airborne platforms for the U.S. Air Force, Navy and Marines. Loral employs mercury cadmium telluride, platinum silicide and charge-coupled device technologies required for the IR and EO focal plane arrays that are at the heart of night vision and all-weather cameras. Loral has received funding for the development of uncooled IR sensors with applications in night vision and commercial markets. Loral, as systems prime contractor, is utilizing its sensing and imaging products as major components of the Advanced Tactical Air Reconnaissance System (ATARS) and the Long-Range Oblique Photography System (LOROPS).

     Loral also manufactures and sells commercial data and voice recorders, the indestructible "black boxes" mandated by the FAA for commercial and general aviation aircraft.

Systems Integration

     Loral is a leading provider of systems integration services focused on integrating complex hardware and software systems. Loral serves the U.S. Department of Defense (DOD) and a broad range of federal and foreign government organizations, including the Federal Aviation Administration, the U.S. Department of Commerce, the U.S. Department of Justice, the Internal Revenue Service, the U.S. Postal Service and the United Kingdom's Civil Aviation Authority.

     Among Loral's programs are the Display System Replacement (DSR), the next-generation air traffic control system for the Federal Aviation Administration en route centers, the Tower Control Computer Complex, the Automated Radar Terminal System, and the Mode Select Beacon System Sensor, all for application throughout U.S. airports. Loral is producing the United Kingdom's New En Route Centre air traffic control system. Loral is under contract to produce a number of systems for non-DOD government agencies, including the Document Processing System (DPS) that will image and store tax returns and correspondence for the Internal Revenue Service; a bar code-based mail sorting system, the small parcel and bundle sorters and an upgrade to the existing flats sorting machines for the U.S. Postal Service; network and database systems for the administrative offices of the U.S. Courts; and Loral UDS' NEXRAD weather-detection system for the National Oceanic and Atmospheric Administration, making critical Doppler radar data continuously available throughout the U.S.

     Loral is the prime contractor for the U.S. Army's Sustaining Base Information Services (SBIS) program, which is a comprehensive information support system that will be used for all Army base management information and administrative processing. This includes personnel management, payroll, financial accounting and control, authorization documentation, supply and services and medical records management. Loral UDS is developing the Global Transportation Network (GTN) for the U.S. DOD to provide near real time management and in-transit visibility of tri-service needs permitting worldwide command and control for all modes of transportation.

     Loral is producing the Medical Diagnostic Imaging System, which extends the Company's high-volume data storage and retrieval technologies into the medical marketplace for the DOD, Veterans Administration, university medical centers or other private hospitals.

Telecommunications and Space Systems

     Loral and Space Systems/Loral, Inc. ("SS/L"), an unconsolidated affiliate, both participate in various aspects of space technology and systems. Loral provides engineering services supporting mission control systems for both manned and unmanned space flight and develops and manufactures scientific instruments, sensors, cameras and power systems for space systems applications. SS/L designs and produces geosynchronous and low-earth orbit satellites and subsystems for telecommunications, remote earth sensing and direct-to-home (DTH) broadcast television. SS/L is the prime contractor for the space segment of the Globalstar low-earth orbit satellite-based digital telecommunications system.

     Loral designs, develops and integrates systems for the Space Shuttle's on-board hardware and flight control software. Loral also provides systems engineering, safety engineering, reliability and engineering support to Johnson Space Center, and is modernizing its Mission Systems Control in support of manned space missions, including the Space Shuttle.

     In space science, Loral is developing the Atmospheric Infrared Sounder
(AIRS), a scientific instrument that will fly on NASA's Earth Observing System
(EOS) platform in the next century. At NASA's Goddard Space Flight Center, Loral is developing the computer system to store, archive and distribute data collected from the EOS Data and Information System (EOSDIS).

     SS/L's INTELSAT VII satellites carry international telephone traffic for the International Telecommunications Satellite consortium. Out of a series of nine satellites, SS/L has to date successfully launched five satellites. SS/L is the prime contractor for a series of Geostationary Operational Environmental Satellites (GOES), which are designed to provide enhanced 24-hour monitoring and measurement of weather events in real-time. The first GOES satellite, launched in April 1994, became operational in the Fall of 1994. SS/L is the prime contractor to design, construct and launch the 48 satellite constellation (plus eight spare satellites) for the Globalstar system. SS/L is building two N-STAR satellites for Nippon Telegraph and Telephone of Japan and was awarded a contract by the Japanese government to build MTSAT, an advanced geostationary satellite for air traffic control and weather observation. SS/L is also supplying PanAmSat with a DTH satellite and is supplying two DTH satellites to TEMPO, a subsidiary of Tele-Communications, Inc. Mabuhay, a consortium of Philippine entities including the Philippine Long Distance Telephone Company, awarded SS/L a contract for an advanced geostationary telecommunications satellite.

     Loral has contracts to supply video systems and provide systems engineering and integration for the International Space Station, and SS/L has contracts to supply subsystems and components, including power systems, for the International Space Station.

     Loral is the managing general partner of Globalstar, L.P. (Globalstar), an international venture formed to design, construct and operate a worldwide, low-earth orbit satellite-based digital telecommunications system in conjunction with the following partners: Globalstar Telecommunications Limited, a public company that acts as a general partner of Globalstar; Alcatel Espace; AirTouch Communications (formerly PacTel); Alenia Spazio S.p.A.; DACOM Corporation; DaimlerBenz Aerospace AG; Finmeccanica S.p.A.; Hyundai Electronics Industries Company; QUALCOMM Incorporated; SS/L; and Vodafone Group Plc. The system is expected to be operational in 1998 and will offer low-cost worldwide digital wireless telecommunications services, including voice, data, paging, facsimile and geolocation services, to telephones and data terminals in areas currently underserved or not served by existing telecommunications systems. The system will allow existing cellular carriers to extend and enhance their telecommunications services to new and current users. On January 31, 1995, a license was received from the U.S. Federal Communications Commission to construct, launch and operate the Globalstar system.

                                   CUSTOMERS

     Substantially all of the Company's products are sold to agencies of the United States Government, primarily the Department of Defense, to foreign government agencies or to prime contractors or subcontractors thereof. In fiscal 1995, approximately $4.32 billion of the Company's sales was directly or indirectly from United States and foreign government defense contracts and approximately $991 million was directly or indirectly from U.S. and foreign government non-defense contracts. Total foreign sales represented 19% of total sales in fiscal 1995.

     For information concerning international programs and sales to foreign governments, see "Foreign Sales" below.

                                    BACKLOG

     The Company's funded backlog at March 31, 1995, totalled $6.37 billion, compared with $6.55 billion at March 31, 1994. It is expected that 52% of the backlog at March 31, 1995, will be recorded as sales during fiscal 1996. Approximately $5.52 billion of total backlog was directly or indirectly for U.S. and foreign government defense contracts and approximately $724 million of total backlog was directly or indirectly for U.S. and foreign government non-defense contracts. Foreign customers account for $2.48 billion of the total backlog.

                                  COMPETITION

     The Company faces intense competition in all its product areas. The Company's position depends largely upon the quality, design and pricing of its products and services and the timeliness of deliveries. The Company must design products that meet or exceed rigid specifications and that are subjected to stringent testing procedures. A substantial portion of the Company's business is obtained through the submission of competitive proposals.

                              GOVERNMENT CONTRACTS

     The Company's government contracts are normally for production, service or development. Such contracts are typically of the fixed-price or cost-type variety. Development contracts historically have been less profitable than production contracts, and the Company has at times experienced cost overruns on them.

     Fixed-price contracts may provide for a firm fixed-price or they may be fixed-price incentive contracts. Under a firm fixed-price contract, the Company agrees to perform for an agreed price and, accordingly, derives benefits from cost savings, but bears the entire risk of cost overruns. Under a fixed-price incentive contract, if actual costs incurred are less than estimated costs for the contract, the savings are apportioned between the Government and the Company. However, if actual costs under such a contract exceed estimated costs, excess costs are apportioned between the Government and the Company up to a ceiling. The Company bears all costs that exceed the ceiling. Some firm fixed-price contracts and fixed-price incentive contracts also provide for price adjustments in the event inflation differs from specified measurement indices, or in the event performance exceeds specified objectives or schedules.

     Cost-type contracts generally provide for reimbursement of the Company's actual costs, to the extent such costs are allowable, and additional compensation in the form of a fixed, incentive or award fee. Under cost-sharing contracts, costs are apportioned between the Government and the Company according to an agreed formula. Cost-type contracts contain cost ceilings and the Company is not obligated to incur costs in excess of such ceilings.

     All domestic government contracts and subcontracts to which the Company is a party are subject to audit, various cost controls and standard provisions for termination at the convenience of the Government. Multi-year Government contracts and related orders are subject to cancellation if funds for contract performance for any subsequent year become unavailable. Upon termination other than for a contractor's default, the contractor is normally entitled to reimbursement for allowable costs, but not necessarily all costs, and to an allowance for the proportionate share of fees or earnings for the work completed. Foreign government contracts generally contain comparable provisions relating to termination for the convenience of the government.

     Government contractors are subject to certain business risks peculiar to the defense industry. These risks include the ability of the Government to unilaterally suspend the Company from receiving new government contracts pending resolution of alleged violations of procurement laws or regulations.

     In addition, all government contractors are subject to risks associated with dependence on Government appropriations, changes in Government procurement policies, obtaining required Government export licenses for international sales, uncertain cost factors related to technologically scarce skills and exotic components, the frequent need to bid on programs in advance of design completion (which may result in unforeseen technological difficulties and/or cost overruns), design complexity and rapid obsolescence, and the constant necessity for design improvement.

     The decline in the U.S. defense budget since the mid 1980s has resulted in program delays, cancellations and scope reductions for defense contractors generally. While the reductions in spending have lessened, there can be no assurance that the U.S. defense budget for 1996 will increase, especially in the procurement budget, or reflect a delcine versus 1995. These events may or may not have an effect on the Company's programs; however, in the event expenditures for products of the type manufactured by the Company are reduced, and not offset by greater foreign sales or other new programs or products, or acquisitions, there will be a reduction in the volume of contracts or subcontracts awarded to the Company. Such reductions unless offset will have an adverse effect upon the Company's earnings.

                              PATENTS AND LICENSES

     Although the Company owns some patents and has filed applications for additional patents, it does not believe that its operations depend upon its patents. In addition, the Company's U.S. Government contracts generally license it to use patents owned by others. Similar provisions in the U.S. Government contracts awarded to other companies make it impossible for the Company to prevent the use by other companies of its patents in most domestic work.

                            RESEARCH AND DEVELOPMENT

     The Company employs scientific, engineering and other personnel to improve its existing product lines and to develop new products and technologies in the same or related fields. The largest portion of this work is performed under specific U.S. Government contracts. At March 31, 1995, the Company employed approximately 9,670 engineers (of whom 2,630 held advanced degrees), of which approximately 1,095 (including 340 holding advanced degrees) devote all or part of their effort to Company-sponsored research projects.

     The amounts of research and development performed under customer-funded contracts and Company-sponsored research projects, including bid and proposal costs, for the three most recent fiscal years were as follows:



                                                   CUSTOMER-         COMPANY-
                                                     FUNDED         SPONSORED          TOTAL
                                                   ----------     --------------     ----------
                                                                  (IN THOUSANDS)
    1995.........................................  $1,630,062        $228,005        $1,858,067
    1994.........................................     843,964         172,604         1,016,568
    1993.........................................     488,450         124,718           613,168

                                   PERSONNEL

     At March 31, 1995, the Company employed approximately 28,900 persons. A significant part of its operations is dependent upon professional, technical and engineering personnel whose tenure is not generally secured by employment contracts. The Company has agreements with labor organizations representing certain hourly employees.

                                 FOREIGN SALES

     Loral products currently sold in the international marketplace include the ALQ-178 Rapport, ALR-56C, ALR-56M, the NITE Hawk targeting and weapon delivery system for the F/A-18 strike jet, EH-101 Merlin, E-2C displays, Romeo submarine sonar, MLRS, VLA, guidance control systems for the Sidewinder missile, JAS-39 full mission simulator, MILES, TCM-620 tactical communications system and air traffic control systems. Through SS/L, Loral is also supplying the INTELSAT VII, Superbird and N-Star satellites for the international marketplace. Certain other Loral programs have export potential, including ATACMS, tactical displays, LOROPS and AIRS.

     Foreign sales accounted for approximately 19% and 14% of the Company's sales in fiscal 1995 and 1994, respectively. Foreign sales and income are subject to changes in United States and foreign government policies, regulations, embargoes and international hostilities. Foreign sales generally require export licenses granted on a case-by-case basis by the United States Department of State.


                                                        1995             1994            1993
                                                     ----------     --------------     --------
                                                                    (IN THOUSANDS)
    Export sales:
      Asia.........................................  $  234,307        $227,312        $190,125
      Middle East..................................     151,152          91,049         119,401
      Europe.......................................      96,257         106,546         128,707
      Other........................................      19,716          28,289          26,733
                                                     ----------     --------------     --------
                                                        501,432         453,196         464,966
    Foreign operations, principally Europe.........     519,852         111,416          12,535
                                                     ----------     --------------     --------
    Total foreign sales............................  $1,021,284        $564,612        $477,501
                                                      =========     ===========        ========

ITEM 2.  PROPERTIES

     The Company operates in a number of plants and office facilities in the United States and abroad.

     At March 31, 1995, the Company's manufacturing, engineering, research, administrative, warehousing and sales facilities aggregated approximately 20.3 million square feet, of which 54% is owned and 46% is leased. Substantially all the Company's facilities are located in the United States. Management believes the Company's facilities are adequate for its current level of business.

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

     None

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
MATTERS

     (a)  MARKET PRICE AND DIVIDEND INFORMATION

     The Company's Common Stock is traded on the New York Stock Exchange ("NYSE") under the symbol LOR. The following table presents the high and low sales prices per share as reported on the NYSE Composite Tape, and the dividends paid per share during those periods.

                                                   1995                                1994
                                       -----------------------------       -----------------------------
                                         MARKET PRICE      DIVIDENDS         MARKET PRICE      DIVIDENDS
                                       ----------------       PER          ----------------       PER
                                        HIGH      LOW        SHARE          HIGH      LOW        SHARE
                                       ------    ------    ---------       ------    ------    ---------
First quarter.......................  $40 3/4   $33 1/2     $ .14         $30 1/4   $25 7/16    $.125
Second quarter......................   42 3/4    33 1/2       .15          32 3/4    29          .14
Third quarter.......................   40 7/8    37 3/8       .15          38 3/4    29          .14
Fourth quarter......................   44 3/8    36 3/8       .15          42 3/4    35 7/8      .14

     (b)  APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

     At May 1, 1995, there were approximately 4,500 holders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data has been derived from, and should be read in conjunction with, the related Consolidated Financial Statements.

                                                   1995     1994(A)    1993(B)      1992     1991(C)
                                                 --------   --------   --------   --------   --------
                                                  (IN MILLIONS, EXCEPT PER SHARE AND RATIO AMOUNTS)
OPERATING DATA:
  Sales........................................  $5,484.4   $4,008.7   $3,335.4   $2,881.8   $2,126.8
  Operating income.............................     564.5      401.4      296.3      292.2      215.5
  Income before extraordinary item and
     cumulative effect of changes in
     accounting................................     288.4      228.3      159.1      121.8       90.4
  Net income (loss)............................     288.4      228.3      (92.1)     121.8       90.4
  Earnings per share (primary):
     Income before extraordinary item and
       cumulative effect of changes in
       accounting..............................      3.38       2.72       2.06       2.00       1.78
     Net income (loss).........................      3.38       2.72      (1.20)      2.00       1.78
BALANCE SHEET DATA:
  Total assets.................................  $4,810.3   $5,176.2   $3,228.1   $2,685.5   $2,532.2
  Working capital..............................     536.6      554.4      610.5      630.0      457.7
  Total debt...................................   1,316.5    1,798.0      534.0      577.4      821.2
  Shareholders' equity.........................   1,687.5    1,381.3    1,187.9      997.3      672.0
  Book value per common share..................     19.86      16.60      14.44      15.72      13.14
CASH FLOW DATA:
  Cash dividends paid per common share.........  $    .59   $   .545   $   .495   $    .47   $    .43
  Depreciation and amortization................     250.1      178.2      154.0      128.6      104.6
  Capital expenditures, net....................      85.3       96.5       89.0       74.1       86.1
  RATIO OF EARNINGS TO FIXED CHARGES...........      4.58x      6.52x      4.79x      4.22x      3.30x

---------------
(a)  Reflects the acquisition of Federal Systems Company effective January 1,
     1994.

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

     Net income (loss) includes (i) a non-operating extraordinary charge (loss on extinguishment of debt) of $28.2 million pre-tax, $17.8 million after-tax, or $.23 per share, and (ii) a non-recurring charge of $330.5 million pre-tax, $233.4 million after-tax, or $3.03 per share, for the cumulative effect of the accounting change for SFAS 106.

(c) Reflects the acquisition of Ford Aerospace Corporation effective October 1, 1990.

See Management's Discussion and Analysis of Results of Operations and Financial Condition and Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

BUSINESS ENVIRONMENT

     Loral's core business areas are electronic combat, training and simulation, tactical weapons, C3I/reconnaissance, systems integration, and telecommunications and space systems. The decline in the U.S. defense budget since the mid 1980s has resulted in program delays, cancellations and scope reductions for defense contractors generally. While the reductions in spending have lessened, there can be no assurance that the U.S. defense budget for 1996 will increase, especially in the procurement budget, or reflect a decline versus 1995. Loral's business areas focus primarily on U.S. and allied essential defense requirements. Management believes that to the extent a higher proportion of available funds will be allocated to the improvement of existing weapons systems and electronics on military platforms, rather than to new program starts, Loral is likely to benefit from its substantial incumbency in existing weapons systems and its experience in systems upgrades. Loral also believes its range of programs and systems are well suited for, and provide growth opportunities in, the international market place. In addition, Loral has a diverse base of programs, none of which is expected to account for more than 6% of fiscal 1996 revenues. In light of these factors, management believes Loral's program base is better suited for the current defense spending environment than other contractors with significant dependence on new program starts or a less diverse program base.

     In addition, the areas of Loral's expertise provide opportunities to selectively apply the Company's proprietary technologies to non-military applications; primary examples include systems integration programs for civilian agencies such as the FAA, the U.S. Postal Service and the U.S. Treasury Department and satellite based systems, particularly Globalstar, a low-earth orbit digital telecommunications system.

RESULTS OF OPERATIONS

     In fiscal 1993 and 1994, major acquisitions made by the Company significantly affected results of operations. The acquisitions have been accounted for as purchases and, as such, the results of operations are included from the respective effective dates of acquisition. (See Note 2 to Consolidated Financial Statements.)

     Effective January 1, 1994, the Company, through Loral Federal Systems Company ("LFS"), acquired substantially all the assets and liabilities of the Federal Systems Company, a division of International Business Machines Corporation ("IBM"). LFS, headquartered in Bethesda, Maryland, is a leading systems integrator and supplier of advanced information technology products and services to defense and non-defense government agencies worldwide. Historical operating results of Federal Systems Company for its fiscal year ended December 31, 1993 include sales of $2.292 billion, operating income of $117.5 million, funded backlog at December 31, 1993 of $3.215 billion and approximately 10,000 employees.

     On August 31, 1992, the Company, through Loral Vought Systems Corporation ("LVS"), acquired the missile business of LTV Aerospace and Defense Company. LVS, headquartered in Dallas, Texas, designs and manufactures missile systems primarily for the U.S. Army. Historical operating results of the missile business for its fiscal year ended December 31, 1991 include sales of $750.1 million, operating income of $36.2 million, funded backlog at August 31, 1992 of $1.134 billion and approximately 4,000 employees.

     On May 5, 1995, the Company acquired the Defense Systems operations of Unisys Corporation. Unisys Defense Systems, headquartered in McLean, Virginia, is a leading systems integrator and software developer for defense and non-defense government agencies worldwide, as well as a supplier of electronic countermeasures, navigation and communication subsystems for surface ships and submarines. Historical operating results of Unisys Defense Systems for its fiscal year ended December 31, 1994 include sales of $1.431 billion, operating income of $157.1 million, funded backlog at December 31, 1994 of $1.098 billion and approximately 8,600 employees. The acquisition will be accounted for as a purchase and, accordingly, will impact operations commencing in fiscal 1996. (See Note 13 to Consolidated Financial Statements.)

FISCAL YEAR ENDED MARCH 31, 1995 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 1994

     During fiscal 1995, sales increased to $5.484 billion from $4.009 billion in the prior year. Income increased to $288.4 million, or $3.38 per share, compared with $228.3 million, or $2.72 per share in the prior year. The results of operations of LFS contributed $46.4 million, or $.54 per share, to the current year's earnings compared with $7.2 million, or $.09 per share, in the prior year; the Company's share of the development costs of Globalstar, L.P., a limited partnership formed in March 1994 to design, construct and operate a worldwide satellite-based telecommunications system ("Globalstar"), reduced the current year's earnings by $10.8 million, or $.13 per share. The Company's share of development costs for Globalstar in fiscal 1994 was not significant.

     Earnings per share for fiscal 1995 is based on 85.4 million primary weighted average shares outstanding, compared with 83.9 million in the prior year.

     The sales increase was attributable to the sales of LFS business divisions which, including $605.3 million of sales relating to new business awards subsequent to the acquisition, contributed $1.810 billion to the increase. Sales also includes higher volume of $38.5 million for ALR-56 radar warning systems, $19.6 million for foreign F-15 flight simulators and $17.9 million for the Atmospheric Infrared Sounder (AIRS) that will fly on NASA's Earth Observing System platform; offset by lower volume of $62.9 million for the Multiple Launch Rocket System (MLRS), $50.2 million for the F/A-18 Forward-Looking Infrared
(FLIR) targeting and weapon delivery system, $37.0 million for gyro-optic assemblies for Maverick missiles, $33.9 million for the Automated Remote Tracking Station (ARTS) and $33.7 million for the Digital Scene Matching Area Correlation (DSMAC) guidance system. The Company has a diverse base of programs and the change in sales from period to period includes increases and decreases on a variety of programs which individually are not significant to the overall sales change. The Company believes the increases and decreases for individual programs noted above do not necessarily represent trends of future sales contributions, except for the gyro-optic assemblies for Maverick missiles and ARTS programs which have been substantially completed.

     Operating income increased to $564.5 million from $401.4 million in the prior year. Operating income of the acquired LFS business increased to $179.3 million from $21.5 million in the prior year, included from the January 1, 1994 effective date of acquisition. Operating income as a percentage of sales increased to 10.3% in fiscal 1995 from 10.0% in fiscal 1994. However, excluding the effect of the acquisition of LFS, operating income as a percentage of sales increased to 12.3% in fiscal 1995 from 11.0% in fiscal 1994, due primarily to net improved margins as a result of sales mix and operating efficiencies particularly for the MLRS and Army Tactical Missile System (ATACMS) programs, a higher pension credit and lower postretirement health care and life insurance costs due to various plan amendments (See Note 9 to Consolidated Financial Statements). Operating income for the MLRS and ATACMS programs improved by $13.8 million primarily due to program performance and cost control measures implemented in the current and prior years.

     Interest expense, net of interest and investment income, increased to $84.9 million from $39.0 million in the prior year, primarily due to the full-year impact of debt incurred to finance the acquisition of LFS. Interest expense due to the LFS acquisition was $100.6 million in fiscal 1995 as compared with $9.5 million in fiscal 1994. This increase includes the effect of refinancing a portion of the acquisition debt in June 1994 and the increase in interest rates during the year affecting the Company's commercial paper. The $45.2 million decrease in interest expense, net of the LFS increase, is primarily due to strong cash flow used to repay debt and a non-recurring gain, net of expenses, of $11.5 million ($6.9 million after-tax or $.08 per share) for the exchange of K&F debentures for cash and equity (see Note 2 to Consolidated Financial Statements). The Company's Free Cash Flow (net cash from operating activities, less net capital expenditures, plus proceeds of stock purchases by employee benefit plans and exercises of stock options) was $576.6 million for the twelve months ended March 31, 1995 and $284.3 million for the twelve months ended March 31, 1994.

     On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 was signed into law, including a provision that increased the Federal corporate income tax rate by 1%, to 35%, effective January 1, 1993. In fiscal 1994, this increase was partially offset by the benefit resulting from revaluing deferred tax assets at the higher rate. As a result, the Company's effective tax rate increased to 38.0% in fiscal 1995 from 37.3% in the prior year. (See Note 6 to Consolidated Financial Statements.)

FISCAL YEAR ENDED MARCH 31, 1994 COMPARED WITH FISCAL YEAR ENDED MARCH 31, 1993

     During fiscal 1994, sales increased to $4.009 billion from $3.335 billion in the prior year. Income increased to $228.3 million, or $2.72 per share, compared with $159.1 million, or $2.06 per share in the prior year, before an extraordinary item and the cumulative effect of adopting SFAS 106. The results of the acquired LFS and LVS businesses contributed $75.5 million, or $.90 per share to fiscal 1994 earnings compared to $17.2 million, or $.22 per share contributed by LVS in the prior year.

     Earnings per share for fiscal 1994 is based on 83.9 million primary weighted average shares outstanding, compared with 77.0 million in the prior year.

     The sales increase was attributable to the sales of the acquired LFS and LVS businesses which, including $167.8 million of sales relating to new business awards subsequent to the acquisitions, contributed $796.2 million to the increase. Sales also includes higher volume of $42.5 million for the Vertical Launch Antisubmarine Rocket (VLA) and $39.8 million for ALR-56M radar warning systems; offset by lower volume of $42.5 million for Simulated Area Weapons Effect (SAWE) training system, $41.7 million for Sidewinder air-to-air missiles, $39.9 million for ALQ-178 radar warning and electronic countermeasures systems for foreign F-16 aircraft and $39.8 million for the AN/BSY-2 combat control system for the U.S. Navy's SSN-21 attack submarine. The Company has a diverse base of programs and the change in sales from period to period includes increases and decreases on a variety of programs which individually are not significant to the overall sales change.

     Operating income increased to $401.4 million from $296.3 million in the prior year. Operating income of the acquired LFS and LVS businesses increased to $143.5 million from $37.8 million in the prior year for LVS. Operating income as a percentage of sales increased to 10.0% in fiscal 1994 from 8.9% in fiscal 1993, due primarily to net improved margins of the acquired LVS business, the full-year impact of lower pension costs resulting from acquired pension plans and lower postretirement health care and life insurance costs due to various plan amendments (see Note 9 to Consolidated Financial Statements), offset by lower margins of the acquired LFS business. Excluding the effect of the acquisitions of LFS and LVS, operating income, as a percentage of sales increased to 9.6% in fiscal 1994 from 9.2% in fiscal 1993.

     After the full-year impact of debt incurred as a result of the acquisition of LVS and interest expense from the effective date of acquisition of LFS, interest expense, net of interest and investment income, decreased to $39.0 million from $40.7 million in the prior year. The $1.7 million decrease in net interest expense is primarily due to the benefits of strong Free Cash Flow and the benefit of a series of debt reshaping steps which reduced interest expense by approximately $8.5 million. The Company's Free Cash Flow was $284.3 million for the twelve months ended March 31, 1994 and $221.8 million for the twelve months ended March 31, 1993.

     As a result of the early redemption of certain long-term debt issues and the cancellation of an existing credit facility, the Company recorded in fiscal 1993 an extraordinary charge of $28.2 million pre-tax, $17.8 million after-tax, or $.23 per share. The extraordinary charge consisted of redemption premiums and the write-off of unamortized discounts and financing costs.

     As a result of the tax rate increase in the Omnibus Budget Reconciliation Act of 1993, the Company's effective tax rate increased to 37.3% in fiscal 1994 from 37% in the prior year. (See Note 6 to Consolidated Financial Statements.)

     The minority interest charge was eliminated due to the Company's acquisition, effective June 1, 1992, of the minority partners' interest in Loral Aerospace Holdings, Inc. ("LAH"). (See Note 2 to Consolidated Financial Statements.)

     Effective April 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"). As a result of adopting SFAS 106 in 1993, the Company recorded charges for the cumulative effect of the accounting change of $330.5 million pre-tax, $233.4 million after-tax, or $3.03 per share. (See Note 9 to Consolidated Financial Statements.)

FINANCIAL CONDITION AND LIQUIDITY

CASH PROVIDED AND USED

     NET CASH PROVIDED BY OPERATING ACTIVITIES: Cash provided by operating activities was $607.5 million in fiscal 1995, an increase of $247.6 million or 69% over fiscal 1994. The increase was due primarily to higher earnings including adjustments for non-cash items in fiscal 1995, as net income increased to $288.4 million from $228.3 million, depreciation and amortization increased to $250.1 million from $178.2 million and deferred income taxes increased to $107.6 million from $31.7 million. Earnings after adjustment for non-cash items provided $655.1 million in fiscal 1995 compared with $437.0 million in fiscal 1994, offset by changes in operating assets and liabilities, which used $47.6 million in fiscal 1995 compared with $77.1 million in fiscal 1994.

     The Company's current ratio improved slightly to 1.5:1 at March 31, 1995 from 1.4:1 at March 31, 1994 as the Free Cash Flow of $576.6 million was applied primarily to reduce debt and seller financing for the LFS acquisition. Debt and seller financing repayments in fiscal 1995 totalled $531.9 million of which $224.3 million was classified in current liabilities at March 31, 1994. Based on prior historical financial statements, the May 1995 acquisition of Unisys Defense Systems is not expected to have a significant impact on the current ratio.

     NET CASH USED IN INVESTING ACTIVITIES: Cash used in investing activities decreased to $193.1 million in fiscal 1995 from $1.528 billion in fiscal 1994, primarily due to the acquisition cost, net of cash acquired, of $1.401 billion for LFS in fiscal 1994. Investment in affiliates in fiscal 1995 was $103.6 million, representing additional investment in Globalstar (See Note 2 to Consolidated Financial Statements). Capital expenditures in fiscal 1995 were $122.7 million, compared with $103.0 million in fiscal 1994. Capital expenditures were primarily for manufacturing and test equipment, facility expansion and renovation. Disposition of property, plant and equipment in fiscal 1995 was $37.5 million, compared with $6.5 million in fiscal 1994, primarily as a result of facility relocation and reduction of fixed asset levels at certain locations.

     NET CASH (USED) PROVIDED IN FINANCING ACTIVITIES: Cash used in financing activities was $527.2 million in fiscal 1995, compared with cash provided from financing activities of $1.290 billion in fiscal 1994. As a result of strong Free Cash Flow during fiscal 1995, debt was reduced by $531.9 million. Accordingly, the Company's debt (net of cash) to equity ratio decreased to .71:1 at March 31, 1995 from 1.13:1 at March 31, 1994.

     The LFS purchase price was financed initially through cash on hand and commercial paper borrowings. As originally planned, in order to fix interest costs and lengthen maturities, in June 1994, the Company issued $250 million
7 5/8% Senior Notes due 2004 and $400 million 8 3/8% Senior Debentures due 2024, under a shelf registration statement which was increased to $800 million in May 1994. The proceeds were used to reduce the Company's outstanding commercial paper borrowings, including the $173.5 million, which was classified as current portion of debt at March 31, 1994. The Company has no immediate plans to utilize the balance available under the shelf registration statement. (See Note 5 to Consolidated Financial Statements.)

     The Unisys Defense Systems purchase price was financed through additional commercial paper borrowings which are supported by the $1.2 billion revolving credit facility (See Notes 5 and 13 to Consolidated Financial Statements). Based on the current financial condition of the Company, management believes that the internal cash flows of the combined operations will be adequate to fund the future growth of the Company while servicing interest and retiring the principal of the debt. The Company expects that, based on prior historical performance and current projections, Unisys Defense Systems will make a positive contribution to the Company's Free Cash Flow.

FINANCIAL INSTRUMENTS

     The Company uses off balance sheet derivative financial instruments, including foreign currency forward contracts to minimize foreign currency risk. The Company does not hold or issue derivative financial instruments for speculative purposes.

     The majority of the Company's foreign currency forward contracts are entered into at the direction of the customer pursuant to contractual requirements. Any gain or loss on the hedges accrues for the benefit or detriment of the customer and does not expose the Company to risk.

     At March 31, 1995, the Company has open forward contracts to sell approximately $41,500,000 of Pound Sterling to minimize the effect of currency exposure on future cash payments from foreign operations. Gains and losses on foreign currency forward contracts are recorded when the transactions being hedged are realized. For the year ended March 31, 1995, gains and losses on these contracts were not material. Other forward contracts are not material.

BACKLOG

     The Company's funded backlog at March 31, 1995, totalled $6.367 billion, compared with $6.548 billion at March 31, 1994. It is expected that 52% of the March 31, 1995 backlog will be recorded as sales in fiscal 1996. Approximately 87% of the total backlog was directly or indirectly for U.S. and foreign government defense contracts; approximately 11% of the total backlog was directly or indirectly for U.S. and foreign government non-defense contracts. Foreign customers account for about 39% of the total backlog. New orders in fiscal 1995 totalled $5.303 billion, compared with $3.467 billion in fiscal 1994, primarily due to the results of LFS; new orders increased by 13% after factoring in LFS for the full prior year.

RESEARCH AND DEVELOPMENT

     Company-sponsored research and development, including bid and proposal costs, increased to $228.0 million from $172.6 million the prior year. In addition, customer-funded research and development was $1.630 billion for fiscal 1995, compared with $844.0 million for the prior year. The increase in customer-funded research and development is due primarily to the results of LFS.

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

ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which is required to be adopted by fiscal 1997. SFAS 121 establishes the accounting standards for the impairment of long-lived assets, certain intangible assets and cost in excess of net assets acquired to be held and used and for long-lived assets and certain intangible assets to be disposed of. The Company is currently evaluating the impact, if any, of SFAS 121.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Index to Consolidated Financial Statements on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

     Information required for this item is set forth in the Company's 1995 definitive proxy statement which is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

            NAME              AGE                            POSITION
            ----              ---                            --------
Bernard L. Schwartz.........  69    Chairman of the Board of Directors and Chief Executive
                                    Officer.
Frank C. Lanza..............  63    President and Chief Operating Officer.
Michael P. DeBlasio.........  58    Senior Vice President - Finance.
Robert V. LaPenta...........  49    Senior Vice President and Controller.
Michael B. Targoff..........  50    Senior Vice President and Secretary, since April 1992;
                                    prior thereto, Senior Vice President, General Counsel and
                                    Secretary.
Hugh Bennett................  63    Group Vice President.
Felix W. Fenter.............  68    Group Vice President, since April 1993; prior thereto,
                                    President of Loral Vought Systems since 1987.
Arthur E. Johnson...........  48    Group Vice President since November 1994; prior thereto,
                                    President of Loral Federal Systems Company since 1992, Vice
                                    President International Business Machines Corporation
                                    ("IBM") from 1992 to February 1994 and various positions
                                    with IBM since 1969.
Bernard Leibowitz...........  65    Group Vice President. President of Loral Microwave-Narda.
Jimmie V. Adams.............  59    Vice President, since April 1993; prior thereto, General
                                    Officer United States Air Force since 1984.
William F. Gates............  73    Vice President. President of Loral Randtron Systems until
                                    April 1992.
Joanne M. Hvala.............  44    Vice President - Corporate Communications, since May 1995;
                                    prior thereto, Director of Corporate Advertising since
                                    August 1994 and Manager of Corporate Communications since
                                    1986.
Stephen L. Jackson..........  53    Vice President - Administration.
Nicholas C. Moren...........  48    Vice President and Treasurer, since April 1991; prior
                                    thereto, Acting Treasurer 1991, independent consultant
                                    since January 1990 and Vice President - Treasurer of TW
                                    Services, Inc. since 1983.
Lawrence H. Schwartz........  57    Vice President - Technology.
Robert F. Welte.............  63    Vice President; President of Loral Electronic Systems until
                                    September 1992.
Eric J. Zahler..............  44    Vice President and General Counsel, since April 1992; prior thereto, partner of Fried, Frank, Harris, Shriver &
                                    Jacobson.

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required under Items 11, 12 and 13, is set forth in the Company's 1995 definitive proxy statement which is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a) 1.  Financial Statements                                                           PAGE
                                                                                    -----------
         Index to Consolidated Financial Statements...............................      F-1
         Report of Independent Auditors...........................................      F-2
         Consolidated Statements of Operations for the years ended March 31, 1995,
         1994 and 1993............................................................      F-3
         Consolidated Balance Sheets at March 31, 1995 and 1994...................      F-4
         Consolidated Statements of Shareholders' Equity for the years ended March
         31, 1995, 1994 and 1993..................................................      F-5
         Consolidated Statements of Cash Flows for the years ended March 31, 1995,
         1994 and 1993............................................................      F-6
         Notes to Consolidated Financial Statements...............................  F-7 to F-21

 (a) 3.  Exhibits


     Unless otherwise indicated, each of the following exhibits has been previously filed with the Securities and Exchange Commission under commission file number 1-4238. Exhibits 10.1 through 10.22 are management contracts or compensation plans.

                                                           FILED HEREWITH (-) OR INCORPORATED BY REFERENCE TO
EXHIBIT                                                            REGISTRATION NO. OR OTHER DOCUMENT
-------                                                    --------------------------------------------------
  3.1     Loral Corporation Restated Certificate of              Form 10-Q for the quarter ended
          Incorporation as in effect May 22, 1995                September 30, 1993, Exhibit 3
  3.2     Loral Corporation By-Laws as in effect May 22,         Form 10-K for the fiscal year ended
          1995                                                   March 31, 1994, Exhibit 3.2
  4.1     Amended and Restated Revolving Credit Agreement        Form 10-Q for the quarter ended
          among Loral Corporation, Certain Banks, Morgan         December 31, 1994, Exhibit 4.1
          Guaranty Trust Company of New York, Chemical
          Bank, and Bank of America Illinois, dated as of
          November 23, 1994
 10.1     1983 Stock Option Plan                                 1983 Proxy Statement
 10.2     Amendment to the 1983 Stock Option Plan                Form 10-K for the fiscal year ended
                                                                 March 31, 1986, Exhibit 10.11
 10.3     Amended 1986 Stock Option Plan                         Form 10-Q for the quarter ended June
                                                                 30, 1988, Exhibit 10.1
 10.4     Amendment to the 1983 and 1986 Stock Option            Form 10-K for the fiscal year ended
          Plans                                                  March 31, 1990, Exhibit 10.8
 10.5     1991 Amendment to the 1986 Stock Option Plan           Form 10-K for the fiscal year ended
                                                                 March 31, 1991, Exhibit 10.9
 10.6     Loral Corporation Incentive Compensation Plan          1994 Proxy Statement
          for Senior Executives
 10.7     1994 Stock Option and Incentive Stock Purchase         1994 Proxy Statement
          Plan
 10.8     Loral Corporation Restricted Stock Purchase            Form 8-K dated May 13, 1987, Exhibit
          Plan                                                   10.28
 10.9     Amendment to the Loral Corporation Restricted          Form 10-Q for the quarter ended June
          Stock Purchase Plan                                    30, 1987, Exhibit 10.2
 10.10    Restated Employment Agreement between Loral            Form 10-K for the fiscal year ended
          Corporation and Bernard L. Schwartz, dated as          March 31, 1990, Exhibit 10.11
          of April 1, 1990

                                                           FILED HEREWITH (-) OR INCORPORATED BY  REFERENCE TO
EXHIBIT                                                            REGISTRATION NO. OR OTHER DOCUMENT
-------                                                    ---------------------------------------------------
 10.11    Extension and Modification Agreement between                            --
          Loral Corporation and Bernard L. Schwartz dated
          as of June 14, 1994
 10.12    Split-dollar life insurance agreement with               Form 10-K for the fiscal year ended
          Bernard L. Schwartz, dated as of March 15, 1990          March 31, 1991, Exhibit 10.13
 10.13    Split-dollar life insurance agreement with               Form 10-K for the fiscal year ended
          Bernard L. Schwartz, dated as of December 10,            March 31, 1991, Exhibit 10.14
          1990
 10.14    Employment Contract between Loral Corporation            Form 10-Q for the quarter ended June
          and Frank C. Lanza, dated as of April 1, 1987            30, 1987, Exhibit 10.1 and Form 10-K
                                                                   for the fiscal year ended March 31,
                                                                   1982, Exhibit 10.11
 10.15    Amendment to Employment Contract between Loral           Form 10-K for the fiscal year ended
          Corporation and Frank C. Lanza, dated as of              March 31, 1988, Exhibit 10.19
          March 31, 1988
 10.16    Amendment to Employment Contract between Loral           Form 10-K for the fiscal year ended
          Corporation and Frank C. Lanza, dated as of              March 31, 1990, Exhibit 10.16
          March 21, 1990
 10.17    Amendment to Employment Contract between Loral           Form 10-K for the fiscal year ended
          Corporation and Frank C. Lanza, dated as of              March 31, 1992, Exhibit 10.17
          April 1, 1992
 10.18    Modification Agreement between Loral                                    --
          Corporation and Frank C. Lanza dated as of June
          14, 1994
 10.19    Split-dollar life insurance agreement with               Form 10-K for the fiscal year ended
          Frank C. Lanza, dated as of August 5, 1985               March 31, 1991, Exhibit 10.18
 10.20    Split-dollar life insurance agreement with               Form 10-K for the fiscal year ended
          Michael P. DeBlasio, dated as of December 10,            March 31, 1991, Exhibit 10.19
          1990
 10.21    Split-dollar life insurance agreement with               Form 10-K for the fiscal year ended
          Robert V. LaPenta, dated as of December 10,              March 31, 1992, Exhibit 10.20
          1990
 10.22    Split-dollar life insurance agreement with               Form 10-K for the fiscal year ended
          Michael B. Targoff Insurance Trust, dated as of          March 31, 1990, Exhibit 10.20
          April 30, 1990
 10.23    Form of Indemnity Agreement between Loral                Form 10-K for the fiscal year ended
          Corporation and Officers and Directors of Loral          March 31, 1987, Exhibit 10.22
          Corporation
 10.24    Standstill Agreement among Loral Corporation             Amendment No. 1 to Form 8-K dated
          and certain limited partnerships affiliated              June 30, 1992, Exhibit 4.1
          with Lehman Brothers Holdings Inc. dated as of
          August 14, 1992
 10.25    Amendment No. 1 to Standstill Agreement, dated           Form 10-K for the fiscal year ended
          as of November 13, 1992, among Loral                     March 31, 1993, Exhibit 10.27
          Corporation and certain limited partnerships
          affiliated with Lehman Brothers Holdings Inc.
 11       Computation of Earnings Per Share for the three                         --
          years ended March 31, 1995
 12       Computation of Ratio of Earnings to Fixed                               --
          Charges for the five years ended March 31, 1995
 21       Subsidiaries of the Registrant                                          --
 23       Consent of Coopers & Lybrand L.L.P.                                     --
 24       Powers of Attorney                                                      --

     Note: Certain instruments with respect to issues of long-term debt have not been filed as Exhibits to this report since the authorized principal amount of any one of such issues does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis as of March 31, 1995. Such indebtedness is described in general terms in Note 5 to Consolidated Financial Statements included herein. The Registrant agrees to furnish to the Commission a copy of each instrument upon its request.

     (b) Reports on Form 8-K

     None

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          LORAL CORPORATION

                                          By:       BERNARD L. SCHWARTZ
                                             ---------------------------------
                                                    Bernard L. Schwartz
                                                 (Chairman of the Board and
                                                  Chief Executive Officer)
                                                     Date: May 22, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               SIGNATURES                                 TITLE                       DATE
----------------------------------------  --------------------------------------  -------------

          BERNARD L. SCHWARTZ             Chairman of the Board, Chief Executive  May 22, 1995
----------------------------------------  Officer and Director
          Bernard L. Schwartz

             FRANK C. LANZA               Director and President                  May 22, 1995
----------------------------------------
             Frank C. Lanza

                                          Director
----------------------------------------
             Howard Gittis

                    *                     Director                                May 22, 1995
----------------------------------------
            Robert B. Hodes

                    *                     Director                                May 22, 1995
----------------------------------------
             Gershon Kekst

                                          Director
----------------------------------------
            Charles Lazarus

                    *                     Director                                May 22, 1995
----------------------------------------
           Malvin A. Ruderman

                    *                     Director                                May 22, 1995
----------------------------------------
           E. Donald Shapiro

                    *                     Director                                May 22, 1995
----------------------------------------
             Allen M. Shinn

                    *                     Director                                May 22, 1995
----------------------------------------
         Thomas J. Stanton Jr.

                    *                     Director                                May 22, 1995
----------------------------------------
           Daniel Yankelovich

          MICHAEL P. DEBLASIO             Principal Financial Officer             May 22, 1995
----------------------------------------
          Michael P. DeBlasio

           ROBERT V. LAPENTA              Principal Accounting Officer            May 22, 1995
----------------------------------------
           Robert V. LaPenta

    *By         MICHAEL B. TARGOFF        Attorney-in-Fact                        May 22, 1995
        --------------------------------
                Michael B. Targoff

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                    PAGE
                                                                                ------------
Report of Independent Auditors................................................      F-2
Consolidated Statements of Operations.........................................      F-3
Consolidated Balance Sheets...................................................      F-4
Consolidated Statements of Shareholders' Equity...............................      F-5
Consolidated Statements of Cash Flows.........................................      F-6
Notes to Consolidated Financial Statements....................................  F-7 to F-21

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Loral Corporation:

     We have audited the consolidated financial statements of Loral Corporation and Subsidiaries (the "Company") listed under Item 14(a)1 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Loral Corporation and Subsidiaries as of March 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 1995 in conformity with generally accepted accounting principles.

     As discussed in Notes 6 and 9 to the consolidated financial statements, in 1993 the Company changed its methods of accounting for income taxes and postretirement benefits other than pensions.

                                          COOPERS & LYBRAND L.L.P.

1301 Avenue of the Americas
New York, New York 10019
May 11, 1995

                       LORAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FOR THE YEARS ENDED MARCH 31,
                                                         ----------------------------------------
                                                            1995           1994           1993
                                                         ----------     ----------     ----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Sales (Note 1).........................................  $5,484,401     $4,008,733     $3,335,403
Costs and expenses (Notes 1, 2 and 3)..................   4,919,890      3,607,367      3,039,149
                                                         ----------     ----------     ----------
Operating income.......................................     564,511        401,366        296,254
Interest and investment income.........................      20,998          8,275         12,422
Interest expense (Note 5)..............................     105,861         47,269         53,133
                                                         ----------     ----------     ----------
Income before income taxes, minority interest and
  equity in net income (loss) of affiliates............     479,648        362,372        255,543
Income taxes (Note 6)..................................     182,266        135,278         94,551
                                                         ----------     ----------     ----------
Income before minority interest and equity in net
  income (loss) of affiliates..........................     297,382        227,094        160,992
Minority interest (Note 2).............................                                    (2,586)
Equity in net income (loss) of affiliates (Note 2).....      (8,988)         1,174            663
                                                         ----------     ----------     ----------
Income before extraordinary item and cumulative effect
  of changes in accounting.............................     288,394        228,268        159,069
Extraordinary item-loss on extinguishment of debt, net
  of income taxes of $10,440 (Note 5)..................                                   (17,776)
Cumulative effect of changes in accounting, net of
  income taxes of $97,122 (Notes 6 and 9)..............                                  (233,377)
                                                         ----------     ----------     ----------
Net income (loss)......................................  $  288,394     $  228,268     $  (92,084)
                                                          =========      =========      =========
Earnings per share (Note 1)
Primary:
  Income before extraordinary item and cumulative
     effect of changes in accounting...................       $3.38          $2.72          $2.06
  Extraordinary item...................................                                      (.23)
  Cumulative effect of changes in accounting...........                                     (3.03)
                                                              -----          -----          -----
  Net income (loss)....................................       $3.38          $2.72         $(1.20)
                                                              =====          =====          =====

Fully diluted:
  Income before extraordinary item and cumulative
     effect of changes in accounting...................       $3.38          $2.72          $2.02
  Extraordinary item...................................                                      (.23)
  Cumulative effect of changes in accounting...........                                     (2.99)
                                                              -----          -----          -----
  Net income (loss)....................................       $3.38          $2.72         $(1.20)
                                                              =====          =====          =====

Weighted average shares outstanding (primary)..........      85,374         83,851         77,026
                                                             ======         ======         ======

                See notes to consolidated financial statements.

                       LORAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                                       MARCH 31,
                                                                              ---------------------------
                                                                                 1995             1994
                                                                              ----------       ----------
                                                                                    (IN THOUSANDS,
                                                                                  EXCEPT SHARE DATA)
ASSETS:
Current assets:
  Cash and cash equivalents (Note 1)........................................  $  125,674       $  238,498
  Contracts in process (Notes 1 and 3)......................................   1,147,233        1,328,338
  Deferred income taxes (Note 6)............................................     138,374          104,063
  Other current assets......................................................     141,846          173,714
                                                                              ----------       ----------
         Total current assets...............................................   1,553,127        1,844,613
                                                                              ----------       ----------
Property, plant and equipment (Notes 1 and 4)...............................   1,899,804        1,926,978
  Less, accumulated depreciation and amortization...........................     758,279          620,554
                                                                              ----------       ----------
                                                                               1,141,525        1,306,424
                                                                              ----------       ----------
Cost in excess of net assets acquired, less amortization (Notes 1 and 2)....   1,265,932        1,342,872
Investment in affiliates (Notes 1 and 2)....................................     250,977          163,479
Deferred income taxes (Note 6)..............................................       7,568           37,873
Prepaid pension cost and other assets (Note 9)..............................     591,217          480,907
                                                                              ----------       ----------
                                                                              $4,810,346       $5,176,168
                                                                              ==========       ==========
LIABILITIES and SHAREHOLDERS' EQUITY:
Current liabilities:
  Current portion of debt (Note 5)..........................................  $      958       $  173,928
  Accounts payable, trade...................................................     169,743          248,657
  Billings and estimated earnings in excess of cost.........................     313,379          350,648
  Accrued employment costs..................................................     235,260          201,238
  Income taxes (Note 6).....................................................      80,642           77,815
  Other current liabilities.................................................     216,585          237,881
                                                                              ----------       ----------
         Total current liabilities..........................................   1,016,567        1,290,167
                                                                              ----------       ----------
Postretirement benefits (Note 9)............................................     611,911          639,266
Other liabilities...........................................................     178,798          241,368
Long-term debt (Note 5).....................................................   1,315,530        1,624,061
Commitments and contingencies (Notes 2, 8 and 12)
Shareholders' equity (Note 7):
  Preferred stock, $1.00 par value; authorized and unissued 2,000,000
    shares..................................................................          --               --
  Common stock, $.25 par value; authorized 150,000,000 shares, issued
    85,858,000 and 84,225,000 shares........................................      21,464           21,056
  Capital surplus...........................................................     828,734          773,676
  Retained earnings.........................................................     882,104          643,373
                                                                              ----------       ----------
                                                                               1,732,302        1,438,105
Less:
  Treasury stock, at cost (881,000 and 888,000 shares)......................      19,738           19,681
  Equity adjustments........................................................      25,024           37,118
                                                                              ----------       ----------
         Total shareholders' equity.........................................   1,687,540        1,381,306
                                                                              ----------       ----------
                                                                              $4,810,346       $5,176,168
                                                                              ==========       ==========

                See notes to consolidated financial statements.

                       LORAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED MARCH 31, 1995, 1994 AND 1993

                                                  COMMON STOCK
                                                ----------------
                                                SHARES             CAPITAL    RETAINED   TREASURY     EQUITY
                                                ISSUED   AMOUNT    SURPLUS    EARNINGS    STOCK     ADJUSTMENTS
                                                ------   -------   --------   --------   --------   -----------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
Balance March 31, 1992........................  31,911   $ 7,978   $419,397   $589,733   $   (756)   $ (19,014)
Shares issued:
  Exercise of stock options and related tax
    benefits, net of shares tendered..........   1,472       368     39,749               (16,403)
  Employee benefit plans......................     456       114     14,807                   248
  Restricted Stock Purchase Plan..............     150        38      5,108                             (5,108)
  Conversion of subordinated debentures.......   1,575       394     69,890
  Acquisition of minority interest............   6,150     1,537    193,405                   237
Purchase of treasury stock....................                                             (3,103)
Grant of restricted options, net..............                        5,562                             (5,562)
Amortization of restricted options............                                                          10,772
Shares earned under Restricted Stock
  Purchase Plan...............................                                                           7,827
Adjustment of unearned restricted stock to
  market value at year-end....................                        5,290                             (5,290)
Net loss......................................                                 (92,084)
Dividends $.495 per share.....................                                 (37,361)
Foreign currency translation adjustment.......                                                              80
                                                ------   -------   --------   --------   --------   -----------
Balance March 31, 1993........................  41,714    10,429    753,208    460,288    (19,777)     (16,295)
Shares issued:
  Exercise of stock options and related tax
    benefits, net of shares tendered..........     380        95      9,359                   (62)
  Employee benefit plans......................     289        72     11,167                   159
Two-for-one stock split.......................  41,842    10,460    (10,460)
Forfeiture of Restricted Stock
  Purchase Plan shares........................                         (369)                   (1)         369
Grant of restricted options, net..............                        8,466                             (8,466)
Amortization of restricted options............                                                           3,246
Shares earned under Restricted Stock
  Purchase Plan...............................                                                           3,919
Adjustment of unearned restricted stock to
  market value at year-end....................                        2,305                             (2,305)
Net income....................................                                 228,268
Dividends $.545 per share.....................                                 (45,183)
Additional minimum pension liability..........                                                         (16,049)
Foreign currency translation adjustment.......                                                          (1,537)
                                                ------   -------   --------   --------   --------   -----------
Balance March 31, 1994........................  84,225    21,056    773,676    643,373    (19,681)     (37,118)
Shares issued:
  Exercise of stock options and related tax
    benefits, net of shares tendered..........     529       132     11,804                  (322)
  Employee benefit plans......................   1,104       276     42,157                   265
Grant of restricted options, net..............                          353                               (353)
Amortization of restricted options............                                                           3,351
Shares earned under Restricted Stock
  Purchase Plan...............................                                                           5,655
Adjustment of unearned restricted stock to
  market value at year-end....................                          744                               (744)
Net income....................................                                 288,394
Dividends $.59 per share......................                                 (49,663)
Adjustment to additional minimum
  pension liability...........................                                                           5,085
Foreign currency translation adjustment.......                                                            (900)
                                                ------   -------   --------   --------   --------   -----------
Balance March 31, 1995........................  85,858   $21,464   $828,734   $882,104   $(19,738)   $ (25,024)
                                                ======   ========  =========  =========  =========  ===========

                See notes to consolidated financial statements.

                       LORAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FOR THE YEARS ENDED MARCH 31,
                                                       -----------------------------------------
                                                          1995            1994           1993
                                                       -----------     -----------     ---------
                                                                    (IN THOUSANDS)
Operating activities:
Net income (loss)....................................  $   288,394     $   228,268     $ (92,084)
Extraordinary item...................................                                     17,776
Cumulative effect of changes in accounting...........                                    233,377
Depreciation and amortization........................      250,122         178,184       154,005
Deferred income taxes................................      107,601          31,727        14,818
Minority interest....................................                                      2,586
Equity in net (income) loss of affiliates............        8,988          (1,174)         (663)
Changes in operating assets and liabilities:
  Contracts in process...............................       30,966          31,850       (29,963)
  Other current assets...............................       32,418         (55,338)      (40,673)
  Prepaid pension cost and other assets..............      (40,956)        (22,767)      (38,444)
  Accounts payable and accrued liabilities...........      (59,703)        (21,247)        1,539
  Income taxes.......................................        8,769          17,375        27,063
  Postretirement benefits and other liabilities......      (23,279)        (26,366)       23,392
  Other..............................................        4,185            (562)         (914)
                                                       -----------     -----------     ---------
Net cash from operating activities...................      607,505         359,950       271,815
                                                       -----------     -----------     ---------
Investing activities:
Acquisition of businesses, net of cash acquired......       (3,750)     (1,426,103)     (252,976)
Proceeds from note receivable........................                       20,935
Investment in other assets...........................                                    (15,265)
Investment in affiliates.............................     (103,569)        (25,288)       (9,500)
Proceeds from sale of stock of affiliate.............                                     12,197
Repayments from (advances to) affiliates.............         (550)         (1,375)        1,305
Capital expenditures.................................     (122,733)       (102,952)      (97,268)
Disposition of property, plant and equipment.........       37,482           6,492         8,309
                                                       -----------     -----------     ---------
                                                          (193,120)     (1,528,291)     (353,198)
                                                       -----------     -----------     ---------
Financing activities:
Net (payments) borrowings under revolving credit
  facilities and commercial paper....................   (1,131,737)        808,018       115,531
Proceeds from borrowings.............................      651,273         503,534       120,803
Payments of debt.....................................       (1,037)        (47,578)     (211,201)
Dividends paid.......................................      (49,663)        (45,183)      (37,361)
Proceeds from issuance of common stock...............       54,312          20,789        38,921
Purchase of treasury stock...........................                                     (3,103)
Seller financing in connection with acquisition of
  business...........................................      (50,357)         50,357
Other................................................                                    (16,418)
                                                       -----------     -----------     ---------
                                                          (527,209)      1,289,937         7,172
                                                       -----------     -----------     ---------
Net (decrease) increase in cash and cash
  equivalents........................................     (112,824)        121,596       (74,211)
Cash and cash equivalents, beginning of year.........      238,498         116,902       191,113
                                                       -----------     -----------     ---------
Cash and cash equivalents, end of year...............  $   125,674     $   238,498     $ 116,902
                                                        ==========      ==========     =========
Supplemental information:
Interest paid during the year........................  $    93,385     $    46,342     $  48,729
                                                        ==========      ==========     =========
Income taxes paid during the year, net of refunds....  $    62,563     $    73,729     $  42,549
                                                        ==========      ==========     =========

     See Notes 1 and 2 for additional information.

                See notes to consolidated financial statements.

                       LORAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Loral Corporation and its subsidiaries ("Loral" or the "Company"). The Company's investments in its affiliates are carried on the equity method of accounting. All significant intercompany balances and transactions have been eliminated.

  CASH AND CASH EQUIVALENTS

     Cash equivalents consist of highly liquid investments with a maturity of three months or less at time of purchase.

  STATEMENTS OF CASH FLOWS

     Changes in operating assets and liabilities are net of the impact of acquisitions and final purchase price allocations. Investing activities do not include certain marketable securities transactions in 1993 which were not settled in cash.

  CONTRACTS IN PROCESS

     Sales on long-term production-type contracts are recorded as units are shipped; profits applicable to such shipments are recorded pro rata, based upon estimated total profit at completion of the contract. Sales and profits on cost reimbursable contracts are recognized as costs are incurred. Sales and estimated profits under other long-term contracts are recognized under the percentage of completion method of accounting using the cost-to-cost method. Amounts representing contract change orders or claims are included in sales only when they can be reliably estimated and realization is probable.

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

  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment are stated at cost. Depreciation is provided primarily on the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful life of the improvements.

  COST IN EXCESS OF NET ASSETS ACQUIRED

     The excess of the cost of purchased businesses over the fair value of the net assets acquired is being amortized using a straight-line method generally over a 40-year period. Accumulated amortization amounted to $107,857,000 and $70,207,000 at March 31, 1995 and 1994, respectively.

     The carrying amount of Cost in Excess of Net Assets Acquired is evaluated on a recurring basis. Current and future profitability as well as current and future undiscounted cash flows, excluding financing costs, of the acquired businesses are primary indicators of recoverability. For the three years ended March 31, 1995, there were no adjustments to the carrying amount of the cost in excess of net assets acquired resulting from these evaluations.

                       LORAL CORPORATION AND SUBSIDIARIES

  FOREIGN CURRENCY TRANSLATION

     Assets and liabilities of foreign operations are translated into U.S. dollars at current rates and income and expenses are translated at average rates during the period. The effects of the translation adjustments are included as a component of Equity Adjustments in Shareholders' Equity.

  EARNINGS PER SHARE

     Primary earnings per share are computed based upon the weighted average number of common stock and common stock equivalents (stock options) outstanding. Fully diluted earnings per share also reflect additional dilution related to stock options due to the use of the market price at the end of the period, when higher than the average price for the period. In 1993, fully diluted earnings per share assume the conversion of certain convertible debentures, giving effect to the resultant reduction in interest costs, net of the tax effect thereon, through the redemption date. In 1993, the impact of the extraordinary item and cumulative effect of changes in accounting on the fully diluted calculation is anti-dilutive, resulting in the net fully diluted amount equalling the net primary amount.

  ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which is required to be adopted by fiscal 1997. SFAS 121 establishes the accounting standards for the impairment of long-lived assets, certain intangible assets and cost in excess of net assets acquired to be held and used and for long-lived assets and certain intangible assets to be disposed of. The Company is currently evaluating the impact, if any, of SFAS 121.

  RECLASSIFICATIONS

     Certain reclassifications have been made to conform prior-year amounts to the current-year presentation.

2. ACQUISITIONS AND INVESTMENT IN AFFILIATES

  ACQUISITIONS

     On March 1, 1994, effective January 1, 1994, the Company, through its newly formed wholly owned subsidiary Loral Federal Systems Company ("LFS"), acquired substantially all the assets and liabilities of the Federal Systems Company, a division of International Business Machines Corporation, for $1,511,500,000 in cash, including acquisition costs. The assets and liabilities recorded in connection with the purchase price allocation were $1,857,655,000 and $346,155,000, respectively. The acquisition was financed through cash on hand and commercial paper borrowings.

     On August 31, 1992, the Company, through its newly formed wholly owned subsidiary Loral Vought Systems Corporation ("LVS"), acquired substantially all the assets and liabilities of the missile business of LTV Aerospace and Defense Company for $254,250,000 in cash, including acquisition costs. The assets and liabilities recorded in connection with the purchase price allocation were $564,502,000 and $310,252,000, respectively. The acquisition was financed through cash on hand and borrowings under existing credit facilities.

     In October 1990, Loral Aerospace Holdings, Inc. ("LAH"), a company owned by the Company and certain partnerships affiliated with Lehman Brothers Holdings Inc. (the "Lehman Partnerships"), acquired substantially all the businesses of Ford Aerospace Corporation ("FAC"). The FAC businesses were acquired by separate subsidiaries of LAH; Loral Aerospace Corp. ("Loral Aerospace") purchased all the businesses other than FAC's Space Systems Division, which was purchased by Space Systems/Loral, Inc. ("SS/L").

                       LORAL CORPORATION AND SUBSIDIARIES

     Effective June 1, 1992, the Company acquired the minority equity interest in LAH held by the Lehman Partnerships through the issuance of 12,313,810 shares of Loral Common Stock and 627.3 shares of LAH Series S Preferred Stock. Each share of Series S Preferred Stock represents a beneficial interest in one share of common stock of SS/L. As a result of the issuance of the Series S Preferred Stock, the Lehman Partnerships have no economic interest in LAH other than with respect to the SS/L operations. This transaction increased Shareholders' Equity by $195,179,000, eliminated Minority Interest, decreased the investment in SS/L by $86,907,000 and increased Cost in Excess of Net Assets Acquired by $159,960,000. In addition, the Lehman Partnerships purchased an additional
104.55 shares of LAH Series S Preferred Stock from LAH in December 1992 for $12,197,500 in cash. If the Lehman Partnerships continue to hold Series S Preferred Stock after January 1, 1998, or after a change in control of Loral, they will have the right to request that the Company purchase their Series S Preferred Stock at an appraised fair market value. In such event, the Company may elect to purchase such Series S Preferred Stock at appraised fair market value, or if the Company elects not to purchase the stock, the Lehman Partnerships may require the combined interests of the Company and the Lehman Partnerships in SS/L to be sold to a third party.

     In 1995, the Company acquired a business for $3,750,000 in cash and in 1994, the Company acquired two other businesses for $27,422,000 in cash. These acquisitions did not have a material effect on the operations of the Company.

     The acquisitions of LFS, LVS and the Lehman Partnerships' equity interest in LAH have been accounted for as purchases. As such, Loral's consolidated financial statements reflect the results of operations of the acquired entities and the elimination of the minority interest from the respective effective dates of acquisition.

     Performance under acquired contracts in process, the accounting for which is described in Note 3, contributed after-tax income of $62,328,000, $49,061,000, and $43,283,000, net of after-tax interest cost on debt related to the acquisitions and incremental amortization of cost in excess of net assets acquired aggregating $85,922,000, $29,125,000 and $18,653,000 for 1995, 1994,
and 1993, respectively.

     Had the acquisition of LFS occurred on April 1, 1993, the unaudited proforma sales, income before extraordinary item and cumulative effect of changes in accounting and related earnings per share data for the year ended March 31, 1994 would have been: $5,853,700,000; $228,000,000; and $2.72. The results, which are based on various assumptions, are not necessarily indicative of what would have occurred had the acquisition been consummated as of April 1, 1993.

  INVESTMENT IN AFFILIATES

     The Company's investment in affiliates is summarized as follows:

                                                                           MARCH 31,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Space Systems/Loral............................................  $140,007     $138,191
    Globalstar, L.P................................................   110,970       25,288
                                                                     --------     --------
                                                                     $250,977     $163,479
                                                                     ========     ========

SPACE SYSTEMS/LORAL

     SS/L, a company owned by Loral and four international aerospace and communications companies, is a leading producer of communications and weather satellites. The Company, through its wholly owned subsidiaries LAH and Loral Aerospace, owns 51% of the common stock of SS/L. However, due to the LAH Series S Preferred Stock held by the Lehman Partnerships, the Company has an effective 32.7% economic

                       LORAL CORPORATION AND SUBSIDIARIES
interest in SS/L. Further, LAH and Loral Aerospace have agreed not to cause SS/L to take certain actions without the concurrence of three, or in some cases all, of the SS/L directors appointed by the four other equity investors. Accordingly, the Company accounts for its investment in SS/L under the equity method.

GLOBALSTAR, L.P.

     At March 31, 1995, the Company has a 32.3% interest in Globalstar, L.P. ("Globalstar"), a limited partnership formed to design, construct and operate a worldwide satellite-based digital telecommunications system (the "Globalstar System"). To date, Globalstar has received $479,500,000 in equity from Loral and Globalstar's other partners including Globalstar Telecommunications Limited ("GTL"), a public company that acts as a general partner of Globalstar. Loral has contributed $126,816,000 to Globalstar, including $32,316,000 for 1,674,400 shares of common stock of GTL and as a result, owns 15,188,400 partnership interests of the total 47,000,000 Globalstar partnership interests outstanding. At March 31, 1995, the market value of Loral's GTL shares was $26,372,000. Loral's investment in Globalstar of $110,970,000 includes $2,041,000 of capitalized costs, principally interest, and is net of Loral's share of Globalstar's pre-tax losses of $17,887,000. Loral is the managing general partner of Globalstar and is entitled to receive a management fee, upon commencement of commercial operations, determined in accordance with the partnership agreement.

     Currently, the cost of the Globalstar System is expected to be approximately $2,000,000,000. Globalstar intends to fund the remaining capital requirement principally through debt issuances, vendor financing, prepaid service connection fees and sale of limited partnership interests. On January 31, 1995, Globalstar received a license from the U.S. Federal Communications Commission to construct, launch and operate the Globalstar System.

     Globalstar has awarded SS/L the prime contract to design, construct and launch the satellite constellation. SS/L has awarded and expects to award subcontracts to third parties, including other investors in Globalstar, for substantial portions of its obligations under the contract. Through SS/L, the Company has an additional 1.4% indirect interest in Globalstar.

K&F INDUSTRIES, INC.

     In September 1994, the Company exchanged the $30,000,000 14.75% pay-in-kind Subordinated Convertible Debenture due 2004 (the "Debenture") issued in 1989 by K&F Industries, Inc. ("K&F") in connection with the purchase by K&F of certain divisions of the Company. The Debenture was exchanged for $11,514,000 in cash, net of expenses, representing a non-recurring gain recorded as interest income, and a 22.5% voting equity interest in K&F. The Chairman of Loral is a principal shareholder of K&F and after the exchange owns approximately 27% of K&F. In addition, certain executive officers of Loral own rights to purchase approximately 4% of K&F's capital stock. In accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 81, the Company had not recognized the value of the Debenture and has not ascribed any value to its 22.5% equity interest in K&F.

                       LORAL CORPORATION AND SUBSIDIARIES

3. CONTRACTS IN PROCESS

     Billings and accumulated costs and profits on long-term contracts, principally with the U.S. Government, comprise the following:

                                                                             MARCH 31,
                                                                    ---------------------------
                                                                       1995            1994
                                                                    -----------     -----------
                                                                          (IN THOUSANDS)
Billed contract receivables.......................................  $   380,240     $   423,894
Unbilled contract receivables.....................................    1,702,967       1,901,156
Inventoried costs.................................................      477,955         557,259
                                                                    -----------     -----------
                                                                      2,561,162       2,882,309
Less, unliquidated progress payments..............................   (1,413,929)     (1,553,971)
                                                                    -----------     -----------
Net contracts in process..........................................  $ 1,147,233     $ 1,328,338
                                                                     ==========      ==========

     Unbilled contract receivables represent accumulated costs and profits earned but not yet billed to customers at year-end. The Company believes that substantially all such amounts will be billed and collected within one year.

     The following data has been used in the determination of costs and expenses:

                                                               1995         1994         1993
                                                             --------     --------     --------
                                                                       (IN THOUSANDS)
Selling, general and administrative costs included in
  inventoried costs........................................  $ 51,468     $ 64,212     $ 82,676
Selling, general and administrative costs incurred.........   566,544      465,473      391,079
Independent research and development, including bid and
  proposal costs, included in S,G&A incurred...............   228,005      172,604      124,718

     In connection with the determination of the fair value of assets acquired (Note 2) and pursuant to the provisions of Accounting Principles Board Opinion No. 16, the Company has valued acquired contracts in process at contract price, minus the estimated cost to complete and an allowance for the Company's normal profit on its effort to complete such contracts.

4. PROPERTY, PLANT AND EQUIPMENT

                                                                          MARCH 31,
                                                                  --------------------------
                                                                     1995           1994
                                                                  -----------    -----------
                                                                        (IN THOUSANDS)
    Land........................................................  $   106,879    $   116,347
    Buildings and improvements..................................      569,724        560,163
    Machinery, equipment, furniture and fixtures................    1,095,149      1,125,261
    Leasehold improvements......................................      128,052        125,207
                                                                  -----------    -----------
                                                                  $ 1,899,804    $ 1,926,978
                                                                    =========      =========

     Depreciation and amortization expense in 1995, 1994 and 1993 was $192,473,000, $141,853,000, and $113,447,000, respectively.

                       LORAL CORPORATION AND SUBSIDIARIES

5. DEBT

                                                                          MARCH 31,
                                                                  --------------------------
                                                                     1995           1994
                                                                  -----------    -----------
                                                                        (IN THOUSANDS)
    Commercial paper (6.22% and 3.76% at March 31, 1995 and
      1994, respectively).......................................  $   241,811    $ 1,373,548
    7 5/8% Senior Notes due 2004................................      250,000
    9 1/8% Senior Debentures due 2022...........................      100,000        100,000
    8 3/8% Senior Debentures due 2023...........................      100,000        100,000
    7% Senior Debentures due 2023...............................      200,000        200,000
    8 3/8% Senior Debentures due 2024...........................      400,000
    Other.......................................................       24,677         24,441
                                                                  -----------    -----------
                                                                    1,316,488      1,797,989
    Less current maturities.....................................          958        173,928
                                                                  -----------    -----------
    Total long-term debt........................................  $ 1,315,530    $ 1,624,061
                                                                    =========      =========

     The aggregate maturities of long-term debt, excluding commercial paper borrowings classified as long-term, for the years 1996 through 2000 are as follows: $958,000, $10,868,000, $1,214,000, $985,000 and $941,000.

     At March 31, 1995, the Company has a $1,200,000,000 revolving credit facility with a group of banks expiring in November 1999. This facility supports the Company's commercial paper borrowings and is available for other corporate purposes. The amount available for borrowings is reduced by the outstanding commercial paper. Borrowings are unsecured and bear interest, at the Company's option, at various rates based on the base rate, or on margins over the CD rate or EuroDollar rate. The Company pays a commitment fee on the unused portion. The margins and the commitment fee are subject to adjustment. Borrowings are prepayable at any time and are due at expiration. The facility is subject to financial covenants requiring the Company to maintain certain levels of net worth and an interest coverage ratio, as well as a limitation on indebtedness and dividends.

     Commercial paper outstanding at March 31, 1995 is classified as long-term since the Company intends to refinance these borrowings on a long-term basis either through continued commercial paper borrowings or utilization of the available credit facilities.

     In May 1994, the Company increased its existing shelf registration statement to issue up to $800,000,000 of debt and equity securities. In June 1994, the Company issued $250,000,000 7 5/8% Senior Notes due 2004 and $400,000,000 8 3/8% Senior Debentures due 2024. The proceeds were used to reduce outstanding commercial paper. The Company has no immediate plans to utilize the remaining balance of $150,000,000 available under the shelf registration statement.

     All of the Company's Senior Notes and Senior Debentures are not redeemable prior to maturity and are not subject to any sinking fund requirements.

     In fiscal 1993, the Company recorded an extraordinary charge of $28,216,000 pre-tax, $17,776,000 after-tax, or $.23 per share for the early redemption of certain long-term debt issues and the cancellation of an existing credit facility. The extraordinary charge consisted of redemption premiums and the write-off of unamortized discounts and financing costs. In addition, in fiscal 1993, the Company issued 3,149,710 shares of Loral Common Stock in connection with the conversion of $69,694,000 principal amount of certain convertible debentures.

                       LORAL CORPORATION AND SUBSIDIARIES

6. INCOME TAXES

     In 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which changed the method of accounting for income taxes from the deferred method to the liability method. Under the liability method, deferred tax assets and liabilities are recognized based on the temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and income tax purposes using currently enacted tax rates. The adoption of SFAS 109 did not result in a material cumulative effect of a change in accounting principle or have a material effect on the financial position or results of operations for the year ended March 31, 1993.

     The components of the provision for income taxes are as follows:

                                                            1995         1994        1993
                                                          --------     --------     -------
                                                                   (IN THOUSANDS)
    Currently payable:
      Federal...........................................  $ 49,266     $ 85,341     $65,029
      State and local...................................    14,607       14,182      11,835
      Foreign...........................................    10,792        4,028       2,869
                                                          --------     --------     -------
                                                            74,665      103,551      79,733
                                                          --------     --------     -------
    Deferred:
      Federal...........................................    97,654       24,970      13,103
      State and local...................................     9,947        6,757       1,715
                                                          --------     --------     -------
                                                           107,601       31,727      14,818
                                                          --------     --------     -------
    Total provision for income taxes....................  $182,266     $135,278     $94,551
                                                          ========     ========     =======

     The provision for income taxes excludes: current tax benefits related to the exercise of stock options, credited directly to Shareholders' Equity, of $4,503,000, $3,643,000 and $10,237,000 for 1995, 1994 and 1993, respectively; a current tax benefit of $5,942,000 and a deferred tax benefit of $1,141,000 related to the Company's share of Globalstar's losses, a deferred tax credit of $3,251,000 and a deferred tax benefit of $10,261,000, related to the additional minimum pension liability recorded directly to Shareholders' Equity for 1995 and 1994, respectively; and, in 1993, the tax benefit of $10,440,000, related to the extraordinary item and the deferred tax benefit of $97,122,000, related to the cumulative effect of the change in accounting for SFAS 106.

     The effective income tax rate differs from the statutory Federal income tax rate for the following reasons:

                                                                     1995     1994     1993
                                                                     ----     ----     ----
    Statutory Federal income tax rate..............................  35.0%    35.0%    34.0%
    Research and development and other tax credits.................   (.6)    (1.1)     (.4)
    State and local income taxes, net of Federal income tax benefit
      and state and local income tax credits.......................   3.3      3.8      3.5
    Foreign sales corporation tax benefit..........................   (.6)     (.7)     (.8)
    Other, net.....................................................    .9       .3       .7
                                                                     ----     ----     ----
    Effective income tax rate......................................  38.0%    37.3%    37.0%
                                                                     ====     ====     ====

                       LORAL CORPORATION AND SUBSIDIARIES

     The significant components of the deferred income tax assets and liabilities are:

                                                                           MARCH 31,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Deferred tax assets:
      Postretirement benefits other than pensions..................  $185,169     $191,678
      Inventoried costs............................................   128,059      100,927
      Intangible assets............................................    33,149        1,616
      Compensation and benefits....................................    18,406       14,545
      Installment sales............................................                  9,100
      Other, net...................................................    22,397       32,640
                                                                     --------     --------
                                                                      387,180      350,506
                                                                     --------     --------
    Deferred tax liabilities:
      Pension costs................................................   175,146      126,771
      Property, plant and equipment................................    49,815       64,912
      Income recognition on long-term contracts....................    16,277       16,887
                                                                     --------     --------
                                                                      241,238      208,570
                                                                     --------     --------
    Net deferred income tax asset..................................  $145,942     $141,936
                                                                     ========     ========

     The net deferred income tax asset is classified as follows:

                                                                           MARCH 31,
                                                                     ---------------------
                                                                       1995         1994
                                                                     --------     --------
                                                                        (IN THOUSANDS)
    Current deferred income tax asset..............................  $138,374     $104,063
                                                                     ========     ========
    Long-term deferred income tax asset............................  $  7,568     $ 37,873
                                                                     ========     ========

7. SHAREHOLDERS' EQUITY

  PREFERRED STOCK

     The Company has 2,000,000 authorized and unissued shares of $1.00 par value preferred stock. The designation of terms, conditions and amounts of such preferred stock may be set by the Company's Board of Directors.

  STOCK PLANS

     Under the Company's 1994 Stock Option Plan, options are granted at fair market value at date of grant. Under the Company's various other stock option plans, for which 105,000 shares are available for future grant, options may be granted at prices determined by the Compensation and Stock Option Committee (the "Committee"). The Committee determines the exercise and expiration dates of the options, which may not be later than 10 years from the date of grant. Unearned compensation for options granted at less than their market value at date of grant is included as a component of Equity Adjustments in Shareholders' Equity and is amortized over the period that the options vest.

     Options outstanding have been granted at prices ranging from $4.50 to $39.00 per share.

                       LORAL CORPORATION AND SUBSIDIARIES

     A summary of the option transactions follows:

                                                              1995          1994          1993
                                                            ---------     ---------     ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE
                                                                          AMOUNTS)
Options outstanding, beginning of year....................      5,065         3,764         5,500
Options granted...........................................        684         1,895         1,340
Options exercised.........................................       (529)         (508)       (2,944)
Exercise price............................................     ($5.00        ($4.50        ($2.85
                                                            to $25.81)    to $19.56)    to $20.19)
Options cancelled.........................................       (145)          (86)         (132)
                                                            ---------     ---------     ---------
Options outstanding, end of year..........................      5,075         5,065         3,764
                                                             ========      ========      ========
Options exercisable, end of year..........................      2,129         1,781         1,390
                                                             ========      ========      ========

     In July 1994, the shareholders approved an increase of 5,500,000 shares of common stock available for future grants. There were 4,980,302 shares, 51,026 shares and 1,859,140 shares of common stock available for future option grants at March 31, 1995, 1994, and 1993, respectively.

     Under the Company's Restricted Stock Purchase Plan, established in 1988, 2,000,000 shares of the Company's common stock were issued under the Plan, upon payment by the employee of the par value per share. The total number of shares earned under the Plan each year equals 3% of the Company's pre-tax profit divided by the grant value (currently $105 per share) of restricted shares outstanding. Any shares not earned at the earlier of completion of the seventh year after grant or termination of employment will be essentially forfeited by being repurchased by the Company at par value. Under the Plan, 133,463 shares, 104,846 shares and 341,714 shares were earned for the years ended March 31, 1995, 1994 and 1993, respectively. At March 31, 1995, 14,275 shares of common stock are still to be earned. Unearned compensation related to these shares, included as a component of Equity Adjustments in Shareholders' Equity, is amortized as the shares are earned.

     Of the shares available for future grants at March 31, 1995, up to 1,500,000 shares will be available for the Company's 1994 Incentive Stock Purchase Plan (the "Incentive Plan"). Under the Incentive Plan, the Committee may permit participants to defer up to 100% of their annual bonus into a Restricted Stock Purchase Account (the "Restricted Account"). The Restricted Account will be used to purchase Loral Common Stock equal to 150% of the deferred bonus, subject to limits the Committee may establish from time to time. The shares in the Restricted Account vest 25% per year commencing upon the second anniversary of the grant date. The Committee may establish specified performance conditions that, if attained, will result in accelerated vesting. All non-vested shares are forfeited upon termination of employment and the remaining balance of the Restricted Account equal to the lesser of the original cost or the market value of the shares is returned to the participant. No shares were issued under the Incentive Plan in 1995.

  EQUITY ADJUSTMENTS

     The components of the Equity Adjustments included in Shareholders' Equity are:

                                                                 1995        1994        1993
                                                                -------     -------     -------
                                                                        (IN THOUSANDS)
Unearned compensation -- stock options......................    $10,651     $13,644     $ 8,424
Unearned compensation -- Restricted Stock Purchase Plan.....        605       5,521       7,504
Cumulative translation adjustment...........................      2,804       1,904         367
Additional minimum pension liability........................     10,964      16,049
                                                                -------     -------     -------
                                                                $25,024     $37,118     $16,295
                                                                =======     =======     =======

                       LORAL CORPORATION AND SUBSIDIARIES

8. COMMITMENTS AND CONTINGENCIES

     The Company leases certain facilities and equipment under agreements expiring at various dates through 2080. At March 31, 1995, future minimum payments for noncancellable operating and capital leases with initial or remaining terms in excess of one year are as follows:

                                               OPERATING LEASES          CAPITAL LEASES      TOTAL
                                           -------------------------     --------------     --------
                                           REAL ESTATE     EQUIPMENT
                                           -----------     ---------
                                                                (IN THOUSANDS)
    1996.................................   $  44,363       $11,788         $  1,243        $ 57,394
    1997.................................      31,275         9,084           11,394          51,753
    1998.................................      18,866         7,070            1,243          27,179
    1999.................................      12,535         5,756            1,243          19,534
    2000.................................       4,098         5,198            1,243          10,539
    Thereafter...........................      78,741                          8,385          87,126
                                           -----------     ---------     --------------     --------
                                            $ 189,878       $38,896         $ 24,751        $253,525
                                             ========      ========       ==========        ========

     Real estate lease commitments have been reduced by minimum sublease rentals of $60,939,000 due in the future under noncancellable subleases. The present value of the minimum lease payments for capital leases is $17,168,000, net of imputed interest of $7,583,000.

     Leases covering major items of real estate and equipment contain renewal and or purchase options which may be exercised by the Company. Rent expense, net of sublease income of $11,429,000, $7,285,000 and $4,499,000, was $84,884,000,
$60,891,000 and $47,175,000, in 1995, 1994 and 1993, respectively.

     At March 31, 1995, outstanding letters of credit were approximately $262,000,000.

     In April 1995, the Federal Aviation Administration ("FAA") awarded the Company a contract modification valued at $955,000,000 to upgrade the nation's air traffic control system, thereby eliminating the uncertainty concerning the status of the program. This contract modification was issued following the conclusion of the FAA's comprehensive review, begun in December 1993, of the Company's air traffic control program.

     Management is continually assessing its obligations with respect to applicable environmental protection laws. While it is difficult to determine the timing and ultimate cost to be incurred by the Company in order to comply with these laws, based upon available internal and external assessments, the Company believes that even without considering potential insurance recoveries, if any, there are no environmental loss contingencies that, individually or in the aggregate, are material. The Company accrues for these contingencies when it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company has been named a Potentially Responsible Party ("PRP") at a number of sites. In several of these situations Loral acquired the site pursuant to a purchase agreement which provided that the seller would retain liability for environmental remediation and related costs arising from occurrences prior to the sale. In other situations the Company is party to an interim or final allocation plan that has been accepted by other PRPs whose size and current financial condition make it probable that they will be able to pay the environmental costs apportioned to them. The Company believes that it has adequately accrued for future expenditures in connection with environmental matters and that such expenditures will not have a material adverse effect on its financial position or results of operations.

     There are a number of lawsuits or claims pending against the Company and incidental to its business. However, in the opinion of management, the ultimate liability on these matters, if any, will not have a material adverse effect on the financial position or results of operations of the Company.

                       LORAL CORPORATION AND SUBSIDIARIES

9. PENSIONS AND OTHER EMPLOYEE BENEFITS

  PENSIONS

     The Company maintains a number of pension plans, both contributory and noncontributory, covering certain employees. Eligibility for participation in these plans varies and benefits are generally based on members' compensation and years of service. The Company's funding policy is generally to contribute in accordance with cost accounting standards that affect government contractors, subject to the Internal Revenue Code and regulations thereon. Plan assets are invested primarily in U.S. government and agency obligations and listed stocks and bonds. The pension credit of $18,608,000 in 1995 is net of $14,992,000 pension cost for LFS.

     Pension credit includes the following components:

                                                            1995          1994          1993
                                                          ---------     ---------     ---------
                                                                     (IN THOUSANDS)
Service cost-benefits earned during the period..........  $  58,699     $  29,530     $  25,387
Interest cost on projected benefit obligation...........    164,266       158,681       123,560
Actual return on plan assets............................     (4,814)     (271,974)     (123,292)
Net amortization and deferral...........................   (236,759)       64,221       (38,886)
                                                          ---------     ---------     ---------
Total pension credit....................................  $ (18,608)    $ (19,542)    $ (13,231)
                                                          =========     =========     =========

     The following presents the plans' funded status and amounts recognized in the balance sheet:

                                                                              MARCH 31,
                                                 -------------------------------------------------------------------
                                                              1995                                1994
                                                 -------------------------------     -------------------------------
                                                 ASSETS EXCEED      ACCUMULATED      ASSETS EXCEED      ACCUMULATED
                                                  ACCUMULATED        BENEFITS         ACCUMULATED        BENEFITS
                                                   BENEFITS        EXCEED ASSETS       BENEFITS        EXCEED ASSETS
                                                 -------------     -------------     -------------     -------------
                                                                           (IN THOUSANDS)
Actuarial present value of benefit obligations:
  Vested benefits..............................   $ 1,797,076        $ 162,120        $ 1,844,260        $ 235,480
                                                 ============      ============      ============      ============
  Accumulated benefits.........................   $ 1,807,500        $ 162,810        $ 1,871,754        $ 236,467
  Effect of projected future salary
    increases..................................        95,632           13,406            151,071           13,184
                                                 -------------     -------------     -------------     -------------
  Projected benefits...........................     1,903,132          176,216          2,022,825          249,651
Plan assets at fair value......................     2,263,576          152,734          2,361,527          211,489
                                                 -------------     -------------     -------------     -------------
Plan assets in excess of (less than) projected
  benefit obligation...........................       360,444          (23,482)           338,702          (38,162)
Unrecognized net loss..........................       130,075           31,382             12,879           39,495
Unrecognized prior service cost................           814            9,389             (1,714)          12,484
Unrecognized net asset existing at
  transition...................................        (1,882)              (1)            (2,241)              (1)
Additional minimum liability...................                        (27,364)                            (38,794)
                                                 -------------     -------------     -------------     -------------
Prepaid (accrued) pension cost.................   $   489,451        $ (10,076)       $   347,626        $ (24,978)
                                                 ============      ============      ============      ============

     The principal actuarial assumptions were:

                                                                      1995      1994      1993
                                                                      -----     -----     ----
Discount rate.......................................................   8.5%     7.75%     9.0%
Rate of increase in compensation levels.............................  4.75%     4.75%     6.0%
Expected long-term rate of return on plan assets....................   9.5%      9.5%     9.5%

                       LORAL CORPORATION AND SUBSIDIARIES

  POSTRETIREMENT HEALTH CARE AND LIFE INSURANCE BENEFITS

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

     Effective April 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"). SFAS 106 requires employers to recognize the cost of postretirement health and welfare obligations in their financial statements over the years of employee service. These costs were previously expensed on a pay-as-you-go basis. The Company elected to immediately recognize the accumulated postretirement obligation upon adoption of SFAS 106. A non-recurring charge of $330,499,000 pre-tax, $233,377,000 after-tax, or $3.03 per share, was recorded as the cumulative effect of the accounting change in 1993.

     In March 1993 and March 1994, the Company adopted various plan amendments resulting in unrecognized prior service gains, which are being amortized commencing in the quarter following adoption.

     Postretirement health care and life insurance costs include the following components:

                                                            1995         1994        1993
                                                          --------     --------     -------
                                                                   (IN THOUSANDS)
    Service cost -- benefits earned during the period...  $  8,263     $  6,778     $11,364
    Interest cost on accumulated postretirement benefit
      obligation........................................    31,340       42,117      45,989
    Net amortization....................................   (21,712)     (14,068)
                                                          --------     --------     -------
    Total postretirement health care and life insurance
      costs.............................................  $ 17,891     $ 34,827     $57,353
                                                          ========     ========     =======

     The following table presents the amounts recognized in the balance sheet at:

                                                                          MARCH 31,
                                                                    ----------------------
                                                                      1995         1994
                                                                    --------     ---------
                                                                        (IN THOUSANDS)
    Accumulated postretirement benefit obligation:
      Retirees....................................................  $293,506     $ 363,886
      Fully eligible plan participants............................    31,311        29,689
      Other active plan participants..............................    58,011        95,372
                                                                    --------     ---------
    Total accumulated postretirement benefit obligation...........   382,828       488,947
    Unrecognized prior service gain related to plan amendments....   231,019       252,200
    Unrecognized net loss.........................................   (12,012)     (126,859)
                                                                    --------     ---------
    Accrued postretirement health care and life insurance costs...  $601,835     $ 614,288
                                                                    ========     =========

     Actuarial assumptions used in determining the accumulated postretirement benefit obligation include a discount rate of 8.5% and 7.75% for 1995 and 1994, respectively, and an assumed health care cost trend rate of 11.7% decreasing gradually to an ultimate rate of 6% by the year 2003. Changing the assumed health care cost trend rate by 1% in each year would change the accumulated postretirement benefit obligation at March 31, 1995 by approximately $36,000,000 and the aggregate service and interest cost components for 1995 by approximately $4,800,000.

                       LORAL CORPORATION AND SUBSIDIARIES

  EMPLOYEE SAVINGS PLANS

     Under its various employee savings plans, the Company matches the contributions of participating employees up to a designated level. The extent of the match, vesting terms and the form of the matching contribution vary among the plans. Under these plans, the matching contributions, in cash, Loral common stock or both, for 1995, 1994 and 1993 were $26,701,000, $22,929,000 and
$18,625,000, respectively.

  POSTEMPLOYMENT BENEFITS

     Effective April 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 requires that the costs of benefits provided to employees after employment but before retirement be recognized on an accrual basis. The adoption of SFAS 112 did not have a material impact on the financial position or results of operations of the Company.

10. FINANCIAL INSTRUMENTS

     The Company's financial instruments recorded on the balance sheet include cash and cash equivalents and debt. Due to their short maturity, the fair value of cash and cash equivalents approximates carrying value. The fair value of the Company's debt, based on quoted market prices or current rates for similar instruments with the same maturities, was approximately $1,262,841,000 and $1,777,667,000 at March 31, 1995 and 1994, respectively.

     The Company uses off balance sheet derivative financial instruments, including foreign currency forward contracts and interest rate hedge transactions, to minimize foreign currency and interest rate risk. The Company does not hold or issue derivative financial instruments for speculative purposes.

  FOREIGN CURRENCY HEDGES

     The majority of the Company's foreign currency forward contracts are entered into at the direction of the customer pursuant to contractual requirements. Any gain or loss on the hedges accrues for the benefit or detriment of the customer and does not expose the Company to risk.

     At March 31, 1995, the Company has open forward contracts to sell approximately $41,500,000 of Pound Sterling to minimize the effect of currency exposure on future cash payments from foreign operations. At March 31, 1995, the fair value of the forward contracts is not material. Gains and losses on foreign currency forward contracts are recorded when the transactions being hedged are realized. For the year ended March 31, 1995, gains and losses on these contracts were not material. Other forward contracts are not material.

  INTEREST RATE HEDGES

     At March 31, 1994, to fix the effective interest rates on the anticipated refinancing of its outstanding commercial paper, the Company entered into interest rate hedges by selling U.S. Treasury forward contracts with a notional value of $500,000,000. The hedges were closed in June 1994 upon the issuance of the $250,000,000 7 5/8% Senior Notes due 2004 and the $400,000,000 8 3/8% Senior
Debentures due 2024. The net realized gain of $17,073,000 was deferred and is being amortized on a pro rata basis over the term of the Senior Notes and Senior Debentures.

                       LORAL CORPORATION AND SUBSIDIARIES

11. SALES TO PRINCIPAL CUSTOMERS

     The Company operates primarily in one industry segment, government electronic systems. Sales to principal customers are as follows:

                                                        1995           1994           1993
                                                     ----------     ----------     ----------
                                                                  (IN THOUSANDS)
    U.S. Government Agencies.......................  $3,548,585     $2,578,004     $2,077,009
    Foreign (principally foreign governments)......   1,021,284        564,612        477,501
    Other (principally U.S. Government end use)....     914,532        866,117        780,893
                                                     ----------     ----------     ----------
                                                     $5,484,401     $4,008,733     $3,335,403
                                                      =========      =========      =========

     Foreign sales comprise the following:

                                                           1995          1994         1993
                                                        ----------     --------     --------
                                                                   (IN THOUSANDS)
    Export sales:
      Asia..........................................    $  234,307     $227,312     $190,125
      Middle East...................................       151,152       91,049      119,401
      Europe........................................        96,257      106,546      128,707
      Other.........................................        19,716       28,289       26,733
                                                        ----------     --------     --------
                                                           501,432      453,196      464,966
    Foreign operations, principally Europe..........       519,852      111,416       12,535
                                                        ----------     --------     --------
    Total foreign sales.............................    $1,021,284     $564,612     $477,501
                                                         =========     ========     ========

12. RELATED PARTY TRANSACTIONS

     The Company has a number of transactions with its affiliates. The Company believes that the arrangements are as favorable to the Company as could be obtained from unaffiliated parties.

     The Company charges SS/L a fee for management services under an agreement between SS/L and its shareholders; the management fee was $3,169,000, $2,981,000 and $2,576,000 in 1995, 1994 and 1993, respectively. The Company and LAH allocate certain overhead costs and expenses to SS/L and SS/L charges LAH certain overhead costs; the net allocated expenses charged to SS/L were $11,907,000, $9,446,000 and $10,448,000 in 1995, 1994 and 1993, respectively. In addition, the Company sells products to SS/L; net sales to SS/L were $26,031,000, $15,769,000 and $11,574,000 in 1995, 1994 and 1993, respectively.
Included in Other Current Assets are receivables from SS/L of $6,569,000 and $8,207,000 at March 31, 1995 and 1994, respectively. LAH and SS/L have a tax sharing agreement whereby certain tax liabilities and benefits are shared equitably. LAH has guaranteed performance of SS/L under certain commercial contracts. To date, SS/L has performed satisfactorily under these contracts, and management believes that they will be successfully completed.

     Two of the Company's divisions have entered into contracts, totaling $28,744,000, to construct a portion of the Globalstar System. Sales to Globalstar for the year ended March 31, 1995 were $7,429,000. Included in Other Current Assets are receivables from Globalstar of $2,248,000 at March 31, 1995.

     The Company and K&F have agreements covering various real property occupancy arrangements and agreements under which the Company and K&F provide certain services, such as benefits administration, treasury, accounting and legal services to each other. The charges for these services, as agreed to by the Company and K&F, are based upon the actual cost incurred in providing the services without a profit. These

                       LORAL CORPORATION AND SUBSIDIARIES
transactions between the Company and K&F were not significant. Sales to K&F were $4,181,000, $6,785,000 and $4,796,000 in 1995, 1994 and 1993, respectively.

13. SUBSEQUENT EVENT

     On May 5, 1995, the Company acquired substantially all the assets and liabilities of the Defense Systems operations of Unisys Corporation. The $862,000,000 purchase price approximates $803,400,000 after agreed-upon contractual adjustments related to a program termination and certain Unisys financing arrangements and net of cash acquired. This amount is subject to further adjustment based on the final net asset values. The purchase price was financed by commercial paper borrowings.

14. QUARTERLY FINANCIAL INFORMATION (Unaudited)

                                         FIRST            SECOND           THIRD            FOURTH
                                        QUARTER          QUARTER          QUARTER          QUARTER            YEAR
                                       ----------       ----------       ----------       ----------       ----------
                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1995:
Sales................................  $1,344,825       $1,345,300       $1,334,910       $1,459,366       $5,484,401
Operating income.....................     113,639          123,088          144,915          182,869          564,511
Net income...........................      54,964           66,253           71,003           96,174          288,394
Earnings per share (primary).........         .65              .78              .83             1.12             3.38
Dividends per share..................         .14              .15              .15              .15              .59
Market price
  High...............................          40 3/4           42 3/4           40 7/8           44 3/8
  Low................................          33 1/2           33 1/2           37 3/8           36 3/8
1994:                                                                                                                 p

Sales................................  $  849,451       $  836,633       $  902,003       $1,420,646       $4,008,733
Operating income.....................      70,182           78,396           97,952          154,836          401,366
Net income...........................      40,351           46,717           56,945           84,255          228,268
Earnings per share (primary).........         .48              .56              .68             1.00             2.72
Dividends per share..................        .125              .14              .14              .14             .545
Market Price
  High...............................          30 1/4           32 3/4           38 3/4           42 3/4
  Low................................          257/16           29               29               35 7/8

                       LORAL CORPORATION AND SUBSIDIARIES

                                 EXHIBIT INDEX

                                                           FILED HEREWITH (-) OR INCORPORATED BY
                                                                       REFERENCE TO
EXHIBIT                                                     REGISTRATION NO. OR OTHER DOCUMENT
-------                                                    -------------------------------------
  3.1     Loral Corporation Restated Certificate of        Form 10-Q for the quarter ended
          Incorporation as in effect May 22, 1995          September 30, 1993, Exhibit 3
  3.2     Loral Corporation By-Laws as in effect May 22,   Form 10-K for the fiscal year ended
          1995                                             March 31, 1994, Exhibit 3.2
  4.1     Amended and Restated Revolving Credit Agreement  Form 10-Q for the quarter ended
          among Loral Corporation, Certain Banks, Morgan   December 31, 1994, Exhibit 4.1
          Guaranty Trust Company of New York, Chemical
          Bank and Bank of America Illinois, dated as of
          November 23, 1994
 10.1     1983 Stock Option Plan                           1983 Proxy Statement
 10.2     Amendment to the 1983 Stock Option Plan          Form 10-K for the fiscal year ended
                                                           March 31, 1986, Exhibit 10.11
 10.3     Amended 1986 Stock Option Plan                   Form 10-Q for the quarter ended June
                                                           30, 1988, Exhibit 10.1
 10.4     Amendment to the 1983 and 1986 Stock Option      Form 10-K for the fiscal year ended
          Plans                                            March 31, 1990, Exhibit 10.8
 10.5     1991 Amendment to the 1986 Stock Option Plan     Form 10-K for the fiscal year ended
                                                           March 31, 1991, Exhibit 10.9
 10.6     Loral Corporation Incentive Compensation Plan    1994 Proxy Statement
          for Senior Executives
 10.7     1994 Stock Option and Incentive Stock Purchase   1994 Proxy Statement
          Plan
 10.8     Loral Corporation Restricted Stock Purchase      Form 8-K dated May 13, 1987, Exhibit
          Plan                                             10.28
 10.9     Amendment to the Loral Corporation Restricted    Form 10-Q for the quarter ended June
          Stock Purchase Plan                              30, 1987, Exhibit 10.2
 10.10    Restated Employment Agreement between Loral      Form 10-K for the fiscal year ended
          Corporation and Bernard L. Schwartz, dated as    March 31, 1990, Exhibit 10.11
          of April 1, 1990
 10.11    Extension and Modification Agreement between                      --
          Loral Corporation and Bernard L. Schwartz,
          dated as of June 14, 1944
 10.12    Split-dollar life insurance agreement with       Form 10-K for the fiscal year ended
          Bernard L. Schwartz, dated as of March 15, 1990  March 31, 1991, Exhibit 10.13
 10.13    Split-dollar life insurance agreement with       Form 10-K for the fiscal year ended
          Bernard L. Schwartz, dated as of December 10,    March 31, 1991, Exhibit 10.14
          1990
 10.14    Employment Contract between Loral Corporation    Form 10-Q for the quarter ended June
          and Frank C. Lanza, dated as of April 1, 1987    30, 1987, Exhibit 10.1 and Form 10-K
                                                           for the fiscal year ended March 31,
                                                           1982, Exhibit 10.11
 10.15    Amendment to Employment Contract between Loral   Form 10-K for the fiscal year ended
          Corporation and Frank C. Lanza, dated as of      March 31, 1988, Exhibit 10.19
          March 31, 1988

                       LORAL CORPORATION AND SUBSIDIARIES

                                                           FILED HEREWITH (-) OR INCORPORATED BY
                                                                       REFERENCE TO
EXHIBIT                                                     REGISTRATION NO. OR OTHER DOCUMENT
-------                                                    -------------------------------------
 10.16    Amendment to Employment Contract between Loral   Form 10-K for the fiscal year ended
          Corporation and Frank C. Lanza, dated as of      March 31, 1990, Exhibit 10.16
          March 21, 1990
 10.17    Amendment to Employment Contract between Loral   Form 10-K for the fiscal year ended
          Corporation and Frank C. Lanza, dated as of      March 31, 1992, Exhibit 10.17
          April 1, 1992
 10.18    Modification Agreement between Loral                              --
          Corporation and Frank C. Lanza, dated as of
          June 14, 1994
 10.19    Split-dollar life insurance agreement with       Form 10-K for the fiscal year ended
          Frank C. Lanza, dated as of August 5, 1985       March 31, 1991, Exhibit 10.18
 10.20    Split-dollar life insurance agreement with       Form 10-K for the fiscal year ended
          Michael P. DeBlasio, dated as of December 10,    March 31, 1991, Exhibit 10.19
          1990
 10.21    Split-dollar life insurance agreement with       Form 10-K for the fiscal year ended
          Robert V. LaPenta, dated as of December 10,      March 31, 1992, Exhibit 10.20
          1990
 10.22    Split-dollar life insurance agreement with       Form 10-K for the fiscal year ended
          Michael B. Targoff Insurance Trust, dated as of  March 31, 1990, Exhibit 10.20
          April 30, 1990
 10.23    Form of Indemnity Agreement between Loral        Form 10-K for the fiscal year ended
          Corporation and Officers and Directors of Loral  March 31, 1987, Exhibit 10.22
          Corporation
 10.24    Standstill Agreement among Loral Corporation     Amendment No. 1 to Form 8-K dated
          and certain limited partnerships affiliated      June 30, 1992, Exhibit 4.1
          with Lehman Brothers Holdings Inc. dated as of
          August 14, 1992
 10.25    Amendment No. 1 to Standstill Agreement, dated   Form 10-K for the fiscal year ended
          as of November 13, 1992, among Loral             March 31, 1993, Exhibit 10.27
          Corporation and certain limited partnerships
          affiliated with Lehman Brothers Holdings Inc.
 11       Computation of Earnings Per Share for the three                   --
          years ended March 31, 1995
 12       Computation of Ratio of Earnings to Fixed                         --
          Charges for the five years ended March 31, 1995
 21       Subsidiaries of the Registrant                                    --
 23       Consent of Coopers & Lybrand L.L.P.                               --
 24       Powers of Attorney                                                --
 27       Financial Data Schedule                                           --

     Note: Certain instruments with respect to issues of long-term debt have not been filed as Exhibits to this report since the authorized principal amount of any one of such issues does not exceed 10% of the total assets of the Registrant and its subsidiaries on a consolidated basis as of March 31, 1995. Such indebtedness is described in general terms in Note 5 to Consolidated Financial Statements included herein. The Registrant agrees to furnish to the Commission a copy of each instrument upon its request.