Form 10-Q
period 1995-06-30
LORAL CORP /NY/
filed 1995-08-14
CIK 60357

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

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

     As of July 28, 1995, there were 85,667,936 shares of Loral Corporation Common Stock outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I. -- FINANCIAL INFORMATION

                       LORAL CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)

                                                                         THREE MONTHS ENDED
                                                                              JUNE 30,
                                                                      -------------------------
                                                                         1995           1994
                                                                      ----------     ----------
Sales...............................................................  $1,504,157     $1,344,825
Costs and expenses..................................................   1,357,433      1,231,186
                                                                      ----------     ----------
Operating income....................................................     146,724        113,639

Interest and investment income......................................       3,658            791
Interest expense....................................................      34,615         23,699
                                                                      ----------     ----------
Income before income taxes and equity in net loss of affiliates.....     115,767         90,731

Income taxes........................................................      43,991         34,478
                                                                      ----------     ----------
Income before equity in net loss of affiliates......................      71,776         56,253

Equity in net loss of affiliates....................................      (2,507)        (1,289)
                                                                      ----------     ----------
Net income..........................................................      69,269         54,964

Retained earnings, beginning of period..............................     882,104        643,373
Dividends...........................................................     (12,800)       (11,694)
                                                                      ----------     ----------
Retained earnings, end of period....................................  $  938,573     $  686,643
                                                                      ==========     ==========

Weighted average number of common shares outstanding................      86,883         84,737
                                                                      ==========     ==========

Earnings per share (primary)........................................  $      .80     $      .65
                                                                      ==========     ==========

Cash dividends per common share.....................................  $      .15     $      .14
                                                                      ==========     ==========

           See notes to condensed consolidated financial statements.

                       LORAL CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (Unaudited)

                                                                       JUNE 30,      MARCH 31,
                                                                         1995           1995
                                                                      ----------     ----------
ASSETS:
Current assets:
  Cash and cash equivalents.........................................  $  286,037     $  125,674
  Contracts in process..............................................   1,475,215      1,147,233
  Deferred income taxes.............................................     135,779        138,374
  Other current assets..............................................     159,393        141,846
                                                                      ----------     ----------
Total current assets................................................   2,056,424      1,553,127
                                                                      ----------     ----------
Property, plant and equipment.......................................   2,141,020      1,899,804
  Less, accumulated depreciation and amortization...................     801,171        758,279
                                                                      ----------     ----------
                                                                       1,339,849      1,141,525
                                                                      ----------     ----------
Cost in excess of net assets acquired, 1ess amortization............   1,799,120      1,265,932
Investment in affiliates............................................     248,952        250,977
Deferred income taxes...............................................      36,568          7,568
Prepaid pension cost and other assets...............................     600,468        591,217
                                                                      ----------     ----------
                                                                      $6,081,381     $4,810,346
                                                                      ==========     ==========
LIABILITIES and SHAREHOLDERS' EQUITY:
Current liabilities:
  Current portion of debt...........................................  $    3,492     $      958
  Accounts payable, trade...........................................     279,737        169,743
  Billings and estimated earnings in excess of cost.................     413,666        313,379
  Accrued employment costs..........................................     234,771        235,260
  Income taxes......................................................      89,858         80,642
  Other current liabilities.........................................     352,227        216,585
                                                                      ----------     ----------
Total current liabilities...........................................   1,373,751      1,016,567
                                                                      ----------     ----------
Postretirement benefits.............................................     612,288        611,911
Other liabilities...................................................     203,642        178,798
Long-term debt......................................................   2,123,750      1,315,530
Shareholders' equity:
  Preferred stock, $1.00 par value..................................          --             --
  Common stock, $.25 par value......................................      21,606         21,464
  Capital surplus...................................................     851,164        828,734
  Retained earnings.................................................     938,573        882,104
                                                                      ----------     ----------
                                                                       1,811,343      1,732,302
  Less:
     Treasury stock, at cost........................................      20,076         19,738
     Equity adjustments.............................................      23,317         25,024
                                                                      ----------     ----------
Total shareholders' equity..........................................   1,767,950      1,687,540
                                                                      ----------     ----------
                                                                      $6,081,381     $4,810,346
                                                                      ==========     ==========

           See notes to condensed consolidated financial statements.

                       LORAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                                         THREE MONTHS ENDED
                                                                              JUNE 30,
                                                                      -------------------------
                                                                         1995           1994
                                                                      ----------     ----------
Operating activities:
Net income..........................................................  $   69,269     $   54,964
Deferred income taxes...............................................      19,000         20,000
Depreciation and amortization.......................................      66,009         67,219
Equity in net loss of affiliates....................................       2,507          1,289
Changes in assets and liabilities:
  Contracts in process..............................................    (113,583)       (26,692)
  Other current assets..............................................      25,553         52,135
  Other assets......................................................       5,625           (349)
  Accounts payable and accrued liabilities..........................      84,871           (142)
  Income taxes......................................................      10,788          9,587
  Postretirement benefits and other liabilities.....................                     (9,581)
  Other.............................................................         808           (570)
                                                                      ----------     ----------
Net cash provided by operating activities...........................     170,847        167,860
                                                                      ----------     ----------

Investing activities:
Acquisition of businesses, net of cash acquired.....................    (779,661)
Advances to affiliates..............................................     (15,426)        (3,552)
Capital expenditures, net...........................................     (31,194)       (22,050)
                                                                      ----------     ----------
                                                                        (826,281)       (25,602)
                                                                      ----------     ----------

Financing activities:
Net borrowings (payments) under revolving credit facilities and
  commercial paper..................................................     656,450       (782,406)
Proceeds from borrowing.............................................     150,000        650,000
Seller financing in connection with acquisition of business.........                    (50,357)
Dividends paid......................................................     (12,800)       (11,694)
Proceeds from common stock issuance for stock options and employee
  benefit plans.....................................................      22,147         10,196
                                                                      ----------     ----------
                                                                         815,797       (184,261)
                                                                      ----------     ----------
Net increase (decrease) in cash and cash equivalents................     160,363        (42,003)
Cash and cash equivalents, beginning of period......................     125,674        238,498
                                                                      ----------     ----------
Cash and cash equivalents, end of period............................  $  286,037     $  196,495
                                                                      ==========     ==========
Supplemental information:
     Interest paid during the period................................  $   38,741     $   16,525
                                                                      ==========     ==========
     Income taxes paid during the period............................  $   12,923     $    4,158
                                                                      ==========     ==========

           See notes to condensed consolidated financial statements.

                       LORAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated statement of income for the three months ended June 30, 1995 is not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report.

2.  ACQUISITIONS:

   On May 5, 1995, the Company acquired substantially all the assets and liabilities of the Defense Systems operations of Unisys Corporation ("Loral UDS"). The previously reported effective purchase price of $803,400,000 was adjusted to $874,387,000, net of cash acquired, as a result of receiving additional net assets. The purchase price is subject to further adjustment based on the finalization of the net asset values, and is currently under review. Additionally, acquisition expenses of $6,000,000 have been recorded. Pending determination of the final net asset values, included in Other Current Liabilities is $114,680,000 purchase price obligation, which includes an amount to reimburse Unisys Corporation for $97,682,000 of cash acquired in the acquisition. The assets and liabilities recorded in connection with the purchase price allocation are based upon preliminary estimates of fair values. The acquisition was financed through commercial paper borrowings.

   This acquisition has been accounted for as a purchase. As such, the condensed consolidated financial statements reflect the results of operations of the acquired entity from the date of acquisition. Had this acquisition occurred on April 1, 1994, the unaudited pro forma sales, net income and earnings per share for the three months ended June 30, 1994 would have been:
   $1,704,400,000; $61,400,000; and $.72, respectively. The results, which are based on various assumptions are not necessarily indicative of what would have occurred had the acquisition been consummated as of April 1, 1994. The pro forma effect of the acquisition of Loral UDS on the results of operations for the three months ended June 30, 1995, is not material.

   Performance under acquired contracts in process of Loral UDS and prior acquisitions contributed after-tax income of $5,041,000 and $18,852,000, net of after-tax interest cost on debt related to the acquisitions, and incremental amortization of cost in excess of net assets acquired of $21,197,000 and $16,704,000 for the three months ended June 30, 1995 and 1994, respectively. The decline in after-tax income reflects a reduction in sales from acquired contracts in process of Loral Federal Systems, acquired effective January 1, 1994 and Loral Vought Systems, acquired August 31, 1992.

                       LORAL CORPORATION AND SUBSIDIARIES

3.  CONTRACTS IN PROCESS:

    Billings and accumulated costs and profits on long-term contracts, principally U.S. Government, comprise the following:

                                                                 JUNE 30,        MARCH 31,
                                                                   1995            1995
                                                                -----------     -----------
                                                                      (IN THOUSANDS)
    Billed contract receivables.............................    $   456,380     $   380,240
    Unbilled contract receivables...........................      1,984,407       1,702,967
    Inventoried costs.......................................        643,874         477,955
                                                                -----------     -----------
                                                                  3,084,661       2,561,162
    Less, unliquidated progress payments....................     (1,609,446)     (1,413,929)
                                                                -----------     -----------
    Net contracts in process................................    $ 1,475,215     $ 1,147,233
                                                                ===========     ===========

4.  DEBT:

    In June 1995, the Company issued $150,000,000 7 5/8% Senior Debentures due 2025 under the Company's existing shelf registration statement. These securities are not callable and are not subject to any sinking fund provisions. The proceeds were used to reduce the company's outstanding commercial paper borrowings.

5.  SUBSEQUENT EVENT:

    On July 25, 1995, the Board of Directors of the Company declared a two-for-one stock split in the form of a 100% stock distribution, subject to stockholder approval to increase the number of authorized shares of Common Stock from 150,000,000 to 300,000,000.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
                     OF OPERATIONS AND FINANCIAL CONDITION

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
JUNE 30, 1995 AND JUNE 30, 1994

     On May 5, 1995, the Company acquired the Defense Systems operations of Unisys Corporation. Unisys Defense Systems ("Loral UDS"), headquartered in McLean, Virginia, is a leading systems integrator and software developer for defense and non-defense government agencies worldwide, as well as a supplier of electronic countermeasures, navigation and communication subsystems for surface ships and submarines. Historical operating results of Loral UDS for the fiscal year ended December 31, 1994 include sales of $1.431 billion, operating income of $157.1 million, funded backlog at December 31, 1994 of $1.098 billion and approximately 8,600 employees. The results of operations of Loral UDS are included from the effective date of acquisition. (See Note 2 to Condensed Consolidated Financial Statements.)

     Sales for the quarter ended June 30, 1995 increased to $1.504 billion from $1.345 billion in the prior year. Net income for the quarter ended June 30, 1995 increased to $69.3 million or $.80 per share, compared with $55.0 million or $.65 per share in the prior year. The results of operations of Loral UDS contributed $3.5 million or $.04 per share, to the current quarter's earnings; the Company's share of development costs of Globalstar, a limited partnership formed in March 1994 to design, construct, and operate a worldwide satellite-based telecommunication system, reduced the current quarter's earnings by $3.3 million or $.04 per share compared to $1.8 million or $.02 per share in the prior year.

     Earnings per share for the quarter ended June 30, 1995 are based on 86.9 million primary weighted average shares outstanding, compared with 84.7 million in the prior year.

     The sales increase was attributable primarily to the sales of the acquired Loral UDS which amounted to $145.6 million. Sales also include higher volume of $31.1 million for the United Kingdom's EH-101 Merlin ASW helicopter and $25.7 million for the Patriot Advanced Capability ("PAC-3") missile, formerly known as Extended Range Interceptor ("ERINT"); offset by lower volume of $49.8 million for the Multiple Launch Rocket System ("MLRS"). The Company has a diverse base of programs, none of which is expected to account for more than 6% of fiscal 1996 revenues. The change in sales from period to period includes increases and decreases on a variety of programs which individually are not significant to the overall change.

     Operating income increased to $146.7 million from $113.6 million in the prior year. Operating income as a percentage of sales increased to 9.8% in the quarter ended June 30, 1995 from 8.5% in the prior year, as a result of improved margins due to operating efficiencies at the Loral Federal Systems business acquired effective January 1994; offset by lower pension credit in the current period as a result of the prior year's asset performance. The acquisition of Loral UDS did not have a significant effect on operating margins.

     Interest expense, net of interest and investment income, increased to $31.0 million from $22.9 million in the prior year. This increase was primarily due to the $11.1 million impact of debt incurred to finance the acquisition of Loral UDS. Excluding the impact of the Loral UDS acquisition, interest expense, net decreased by $3.0 million primarily as a result of strong Free Cash Flow, offset by an increase in the weighted average interest rate of debt. The Company's Free Cash Flow (net cash from operating activities, less capital expenditures, plus proceeds of stock purchases by employee benefit plans and exercises of stock options) was $582.4 million for the twelve months ended June 30, 1995, of which $161.8 million was generated in the quarter ended June 30, 1995. The Company's weighted average interest rate of debt was 7.44% for the quarter ended June 30, 1995 compared with 5.07% for the quarter ended June 30, 1994, due to the issuance of $650 million of fixed long-term debt in June 1994 and $150 million in June 1995 and an increase in interest rates during the period affecting the Company's commercial paper.

     The Company's effective tax rate was 38% in the quarters ended June 30, 1995 and 1994.

FINANCIAL CONDITION

     The Loral UDS purchase price was financed through additional commercial paper borrowings which are supported by the Company's $1.2 billion revolving credit facility. In June 1995, to take advantage of a decline in interest rates and to fix interest costs and lengthen maturities, the Company issued $150 million 7 5/8% Senior Debentures due 2025, under the Company's existing shelf registration statement. The proceeds were used to reduce the Company's outstanding commercial paper borrowings. (See Note 4 to Condensed Consolidated Financial Statements.) Based on the current financial condition of the Company, management believes that the internal cash flows of the combined operations will be adequate to fund the future growth of the Company while servicing interest and retiring the principal of the debt.

     The majority of the Company's foreign currency hedges are entered into at the direction of the customer pursuant to contractual requirements. Any gain or loss on the hedges accrues to the benefit or detriment of the customer and does not expose the Company to risk. The remaining foreign currency hedges are not material.

     The Company's current ratio remained constant at 1.5:1 at June 30, 1995, compared with March 31, 1995. The debt (net of cash) to equity ratio grew to 1.04:1 at June 30, 1995 from .71:1 at March 31, 1995 due to the acquisition of Loral UDS.

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

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On July 25, 1995, at the Company's Annual Meeting of Stockholders, the following proposals were acted on:

     (1) In an uncontested election four nominees for the Board of Directors were elected to three year terms expiring in 1998. The votes were as follows:

                                                                       FOR         WITHHELD
                                                                    ----------     --------
    Howard Gittis.................................................  69,023,342      461,024
    Gershon Kekst.................................................  68,831,825      652,541
    Arthur L. Simon...............................................  68,986,207      498,159
    Daniel Yankelovich............................................  69,050,529      433,837

     (2) The amendment to Article Seventh of the Restated Certificate of Incorporation was approved. The votes were as follows:

    For......................................................................  67,911,752
    Against..................................................................     929,546
    Abstentions..............................................................     643,068

     (3) The selection of Coopers & Lybrand L.L.P. to serve as independent auditors for the fiscal year ending March 31, 1996, was ratified. The votes were as follows:

    For......................................................................  68,905,116
    Against..................................................................     190,833
    Abstentions..............................................................     388,417

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed as part of this report:

        Exhibit 11 Computation of Earnings per Common Share for the three months ended June 30, 1995 and 1994

        Exhibit 12 Computation of Ratio of Earnings to Fixed Charges for the three months ended June 30, 1995 and 1994

     (b) Reports on Form 8-K

DATE OF REPORT                                  ITEM(S) REPORTED
--------------   ------------------------------------------------------------------------------
May 5, 1995      Item 2 -- Acquisition of Assets and
                 Item 7 -- Financial Statements, Pro Forma Financial Information and Exhibits:
                 The Company acquired the Defense Systems operations of Unisys Corporation.

May 31, 1995     Item 5 -- Other Events:
                 The Company filed a Restated Certificate of Incorporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    LORAL CORPORATION

                                          --------------------------------------
                                                        Registrant
Date: August 11, 1995
                                                   MICHAEL P. DEBLASIO

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

                                EXHIBIT INDEX
                                -------------

Exhibit
  No.                    Description
-------                  -----------

  11 Computation of Earnings per Common Share for the three months ended June 30, 1995 and 1994


  12 Computation of Ratio of Earnings to Fixed Charges for the three months ended June 30, 1995 and 1994