Form 10-Q
period 1995-09-30
LORAL CORP /NY/
filed 1995-11-14
CIK 60357

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

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

     As of October 31, 1995, there were 172,321,436 shares of Loral Corporation Common Stock outstanding.
================================================================================

                        PART I. -- FINANCIAL INFORMATION

                       LORAL CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)

                                               THREE MONTHS ENDED             SIX MONTHS ENDED
                                                  SEPTEMBER 30,                 SEPTEMBER 30,
                                            -------------------------     -------------------------
                                               1995           1994           1995           1994
                                            ----------     ----------     ----------     ----------
Sales.....................................  $1,604,951     $1,345,300     $3,109,108     $2,690,125
Costs and expenses........................   1,432,931      1,222,212      2,790,364      2,453,398
                                            ----------     ----------     ----------     ----------
Operating income..........................     172,020        123,088        318,744        236,727
Interest and investment income............       3,365         14,467          7,023         15,258
Interest expense..........................      37,576         28,953         72,191         52,652
                                            ----------     ----------     ----------     ----------
Income before income taxes and equity in
  net loss of affiliates..................     137,809        108,602        253,576        199,333
Income taxes..............................      52,368         41,269         96,359         75,747
                                            ----------     ----------     ----------     ----------
Income before equity in net loss of
  affiliates..............................      85,441         67,333        157,217        123,586
Equity in net loss of affiliates..........       3,370          1,080          5,877          2,369
                                            ----------     ----------     ----------     ----------
Net income................................      82,071         66,253        151,340        121,217
Retained earnings, beginning of period....     938,573        686,643        882,104        643,373
Dividends.................................     (13,739)       (12,581)       (26,539)       (24,275)
                                            ----------     ----------     ----------     ----------
Retained earnings, end of period..........  $1,006,905     $  740,315     $1,006,905     $  740,315
                                            ==========     ==========     ==========     ==========
Weighted average number of common shares
  outstanding.............................     175,150        170,268        174,458        169,872
                                            ==========     ==========     ==========     ==========
Earnings per share (primary)..............  $      .47     $      .39     $      .87     $      .71
                                            ==========     ==========     ==========     ==========
Cash dividends per common share...........  $      .08     $     .075     $     .155     $     .145
                                            ==========     ==========     ==========     ==========

           See notes to condensed consolidated financial statements.

                       LORAL CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (Unaudited)

                                                                     SEPTEMBER 30,     MARCH 31,
                                                                         1995             1995
                                                                     -------------     ----------
ASSETS:
Current assets:
  Cash and cash equivalents........................................   $   111,097      $  125,674
  Contracts in process.............................................     1,461,166       1,147,233
  Deferred income taxes............................................       126,784         138,374
  Other current assets.............................................       159,558         141,846
                                                                       ----------      ----------
Total current assets...............................................     1,858,605       1,553,127
                                                                       ----------      ----------
Property, plant and equipment......................................     2,143,579       1,899,804
  Less, accumulated depreciation and amortization..................       837,176         758,279
                                                                       ----------      ----------
                                                                        1,306,403       1,141,525
                                                                       ----------      ----------
Cost in excess of net assets acquired, less amortization...........     1,787,194       1,265,932
Investment in affiliates...........................................       244,715         250,977
Deferred income taxes..............................................        24,325           7,568
Prepaid pension cost and other assets..............................       606,328         591,217
                                                                       ----------      ----------
                                                                      $ 5,827,570      $4,810,346
                                                                       ==========      ==========
LIABILITIES and SHAREHOLDERS' EQUITY:
Current liabilities:
  Current portion of debt..........................................   $     1,043      $      958
  Accounts payable, trade..........................................       237,210         169,743
  Billings and estimated earnings in excess of cost................       453,819         313,379
  Accrued employment costs.........................................       243,148         235,260
  Income taxes.....................................................        74,141          80,642
  Other current liabilities........................................       315,436         216,585
                                                                       ----------      ----------
Total current liabilities..........................................     1,324,797       1,016,567
                                                                       ----------      ----------
Postretirement benefits............................................       611,965         611,911
Other liabilities..................................................       199,194         178,798
Long-term debt.....................................................     1,832,209       1,315,530
Shareholders' equity:
  Preferred stock, $1.00 par value.................................            --              --
  Common stock, $.25 par value.....................................        43,442          21,464
  Capital surplus..................................................       852,271         828,734
  Retained earnings................................................     1,006,905         882,104
                                                                       ----------      ----------
                                                                        1,902,618       1,732,302
  Less:
     Treasury stock, at cost.......................................        20,112          19,738
     Equity adjustments............................................        23,101          25,024
                                                                       ----------      ----------
Total shareholders' equity.........................................     1,859,405       1,687,540
                                                                       ----------      ----------
                                                                      $ 5,827,570      $4,810,346
                                                                       ==========      ==========

           See notes to condensed consolidated financial statements.

                       LORAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                                          SIX MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                       -----------------------
                                                                         1995          1994
                                                                       ---------     ---------
Operating activities:
Net income...........................................................  $ 151,340     $ 121,217
Deferred income taxes................................................     40,000        44,000
Depreciation and amortization........................................    133,383       128,372
Equity in net loss of affiliates.....................................      5,877         2,369
Changes in assets and liabilities:
  Contracts in process...............................................   (128,206)      (35,961)
  Other current assets...............................................     21,887        46,407
  Other assets.......................................................     (2,740)       (1,904)
  Accounts payable and accrued liabilities...........................     93,354           708
  Income taxes.......................................................     (2,086)       12,280
  Postretirement benefits and other liabilities......................     (4,771)       (7,474)
  Other..............................................................        276        (1,507)
                                                                       ---------     ---------
Net cash provided by operating activities............................    308,314       308,507
                                                                       ---------     ---------
Investing activities:
Acquisition of businesses, net of cash acquired......................   (791,161)       (3,750)
Advances to affiliates...............................................    (13,925)       (6,271)
Capital expenditures, net............................................    (48,807)      (55,496)
                                                                       ---------     ---------
                                                                        (853,893)      (65,517)
                                                                       ---------     ---------
Financing activities:
Net borrowings (payments) under revolving credit facilities and
  commercial paper...................................................    362,460      (888,979)
Proceeds from borrowings.............................................    150,000       650,000
Seller financing in connection with acquisition of business..........                  (50,357)
Dividends paid.......................................................    (26,539)      (24,275)
Proceeds from common stock issuance for stock options and
  employee benefit plans.............................................     45,081        21,983
                                                                       ---------     ---------
                                                                         531,002      (291,628)
                                                                       ---------     ---------
Net decrease in cash and cash equivalents............................    (14,577)      (48,638)
Cash and cash equivalents, beginning of period.......................    125,674       238,498
                                                                       ---------     ---------
Cash and cash equivalents, end of period.............................  $ 111,097     $ 189,860
                                                                       =========     =========
Supplemental information:
     Interest paid during the period.................................  $  67,191     $  39,609
                                                                       =========     =========
     Income taxes paid during the period.............................  $  54,864     $  18,394
                                                                       =========     =========

           See notes to condensed consolidated financial statements.

                       LORAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated statements of income for the three and six months ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report.

2.  ACQUISITIONS:

    On May 5, 1995, the Company acquired substantially all the assets and liabilities of the Defense Systems operations of Unisys Corporation ("Loral UDS"). The previously reported effective purchase price of $803,400,000 was adjusted to $862,609,000, net of cash acquired, as a result of receiving additional net assets. Additionally, acquisition expenses of $6,000,000 have been recorded. Included in Other Current Liabilities is the purchase price balance of $86,008,000, payable to Unisys Corporation. The assets and liabilities recorded in connection with the purchase price allocation are based upon preliminary estimates of fair values. The acquisition was financed through commercial paper borrowings.

    This acquisition has been accounted for as a purchase. As such, the condensed consolidated financial statements reflect the results of operations of the acquired entity from the date of acquisition. Had this acquisition occurred on April 1, 1994, the unaudited pro forma sales, net income and earnings per share for the six months ended September 30, 1994 would have been: $3,357,500,000; $130,600,000; and $.77, respectively. The results, which are based on various assumptions, are not necessarily indicative of what would have occurred had the acquisition been consummated as of April 1, 1994. The pro forma effect of the acquisition of Loral UDS on the results of operations for the six months ended September 30, 1995, is not material.

    Performance under acquired contracts in process of Loral UDS and prior acquisitions contributed after-tax income of $10,694,000 and $21,829,000, net of after-tax interest cost on debt related to the acquisitions, and incremental amortization of cost in excess of net assets acquired of $42,728,000 and $36,365,000 for the six months ended September 30, 1995 and 1994, respectively. The decline in after-tax income reflects a reduction in sales from acquired contracts in process of Loral Federal Systems, acquired effective January 1, 1994, and Loral Vought Systems, acquired August 31, 1992.

    The Company has acquired other businesses in the six months ended September 30, 1995. These acquisitions did not have a material effect on the operations of the Company.

                       LORAL CORPORATION AND SUBSIDIARIES

3.  CONTRACTS IN PROCESS:

    Billings and accumulated costs and profits on long-term contracts, principally U.S. Government, comprise the following:

                                                                SEPTEMBER 30,      MARCH 31,
                                                                    1995             1995
                                                                -------------     -----------
                                                                       (IN THOUSANDS)
    Billed contract receivables...............................   $    454,920     $   380,240
    Unbilled contract receivables.............................      1,859,873       1,702,967
    Inventoried costs.........................................        683,896         477,955
                                                                  -----------     -----------
                                                                    2,998,689       2,561,162
    Less, unliquidated progress payments......................     (1,537,523)     (1,413,929)
                                                                  -----------     -----------
    Net contracts in process..................................   $  1,461,166     $ 1,147,233
                                                                  ===========     ===========

4.  DEBT:

    In June 1995, the Company issued $150,000,000 7 5/8% Senior Notes due 2025 utilizing the balance of the Company's existing shelf registration statement. These securities are not callable and are not subject to any sinking fund provisions. The proceeds were used to reduce the Company's outstanding commercial paper borrowings.

5.  SHAREHOLDERS' EQUITY:

    On September 14, 1995, the shareholders approved an increase in the number of authorized shares of Common Stock from 150,000,000 to 300,000,000.

    On September 29, 1995, the Company completed a two-for-one stock split in the form of a 100% stock distribution to shareholders of record on September 21, 1995.

    All share and per share information have been adjusted to reflect the two-for-one stock split.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     On May 5, 1995, the Company acquired the Defense Systems operations of Unisys Corporation. Unisys Defense Systems ("Loral UDS"), headquartered in McLean, Virginia, is a leading systems integrator and software developer for defense and non-defense government agencies worldwide, as well as a supplier of electronic countermeasures, navigation and communication subsystems for surface ships and submarines. Historical operating results of Loral UDS for the fiscal year ended December 31, 1994 include sales of $1.431 billion, net income of $77.5 million, funded backlog at December 31, 1994 of $1.098 billion and approximately 8,600 employees. The results of operations of Loral UDS are included from the effective date of acquisition. (See Note 2 to Condensed Consolidated Financial Statements.)

     On September 29, 1995, the Company completed a two-for-one stock split in the form of a 100% distribution. All share and per share information have been adjusted to reflect the two-for-one stock split. (See Note 5 to Condensed Consolidated Financial Statements.)

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994

     Sales for the quarter ended September 30, 1995 increased to $1.605 billion from $1.345 billion in the prior year. Net income for the quarter ended September 30, 1995 increased to $82.1 million, or $.47 per share, compared with $66.3 million, or $.39 per share, in the prior year. Included in the prior year is a non-recurring after-tax gain of $6.9 million, or $.04 per share, for the exchange of K&F debentures for cash and equity. The results of operations of Loral UDS contributed $3.2 million, or $.02 per share, to the current quarter's earnings; the Company's share of development costs of Globalstar, a limited partnership formed in March 1994 to design, construct, and operate a worldwide satellite-based telecommunications system, reduced the current quarter's earnings by $4.6 million, or $.03 per share, compared to $2.7 million, or $.02 per share, in the prior year.

     Earnings per share for the quarter ended September 30, 1995 are based on
175.2 million primary weighted average shares outstanding, compared with 170.3 million in the prior year.

     The sales increase was attributable primarily to the sales of the acquired Loral UDS which amounted to $252.2 million. Sales also include higher volume of $34.7 million for the United Kingdom's EH-101 Merlin ASW helicopter and $29.7 million for the Patriot Advanced Capability (PAC-3) missile, formerly known as Extended Range Interceptor (ERINT); offset by lower volume of $13.7 million for the U.S. Navy's Light Airborne Multipurpose System (LAMPS) MK III ASW helicopter, $13.1 million for the Army Tactical Missile System (ATACMS), $12.9 million for ALR-56 radar warning systems and $10.6 million for the Multiple Launch Rocket System (MLRS). The Company has a diverse base of programs, none of which is expected to account for more than 6% of fiscal 1996 revenues. The change in sales from period to period also includes increases and decreases on a variety of other programs which individually are not significant to the overall sales change.

     Operating income increased to $172.0 million from $123.1 million in the prior year. The operating income increase includes $21.4 million attributable to the results of the acquired Loral UDS business. Operating income as a percentage of sales increased to 10.7% in the quarter ended September 30, 1995 from 9.1% in the prior year. Excluding the effect of the acquired Loral UDS business, operating income as a percentage of sales increased to 11.1% from 9.1% as a result of improved margins due to operating efficiencies particularly for the MLRS and ATACMS programs and the Loral Federal Systems business acquired effective January 1994; offset by higher pension cost in the current period as a result of the prior year's asset performance.

     Interest expense, net of interest and investment income, increased to $34.2 million from $14.5 million in the prior year. This increase was primarily due to the $16.3 million impact of debt incurred to finance the acquisition of Loral UDS and the prior year non-recurring gain, net of expenses, of $11.5 million for the exchange of K&F debentures for cash and equity. Excluding the impact of the Loral UDS acquisition and the K&F transaction, interest expense, net decreased by $8.1 million primarily as a result of strong Free Cash

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

Flow, offset by an increase in the weighted average interest rate of debt. The Company's Free Cash Flow (net cash from operating activities, less capital expenditures, plus proceeds of stock purchases by employee benefit plans and exercises of stock options) was $606.2 million for the twelve months ended September 30, 1995, of which $142.8 million was generated in the quarter ended September 30, 1995. The Company's weighted average interest rate of debt was 7.39% for the quarter ended September 30, 1995 compared with 7.07% for the quarter ended September 30, 1994.

     The Company's effective tax rate was 38% in the quarters ended September 30, 1995 and 1994.

FINANCIAL CONDITION

     The Loral UDS purchase price was financed through additional commercial paper borrowings which are supported by the Company's $1.2 billion revolving credit facility. In June 1995, to take advantage of a decline in interest rates and to fix interest costs and lengthen maturities, the Company issued $150 million 7 5/8% Senior Debentures due 2025 utilizing the balance of the Company's existing shelf registration statement. The proceeds were used to reduce the Company's outstanding commercial paper borrowings. (See Note 4 to Condensed Consolidated Financial Statements.) Based on the current financial condition of the Company, management believes that the internal cash flows of the combined operations will be adequate to fund the future growth of the Company while servicing interest and retiring the principal of the debt.

     The majority of the Company's foreign currency hedges are entered into at the direction of the customer pursuant to contractual requirements. Any gain or loss on the hedges accrues to the benefit or detriment of the customer and does not expose the Company to risk. The remaining foreign currency hedges are not material.

     The Company's current ratio declined slightly to 1.4:1 at September 30, 1995, compared with 1.5:1 at March 31, 1995. The debt (net of cash) to equity ratio grew to .93:1 at September 30, 1995 from .71:1 at March 31, 1995 due to the acquisition of Loral UDS.

     Globalstar, with credit support expected from its strategic partners led by Loral, is currently negotiating a $250 million revolving credit facility with a group of banks, which will be drawn down as needed.

     Although the Company is not immune to the effects of declining U.S. defense spending, the Company believes that its areas of concentration, its diverse base of programs, complemented and broadened by the program base of businesses recently acquired, as well as other business opportunities, such as Globalstar, will enable the Company to offset overall U.S. budget decline impacts.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
SEPTEMBER 30, 1995 AND SEPTEMBER 30, 1994

     Sales for the six months ended September 30, 1995 increased to $3.109 billion from $2.690 billion in the prior year. Net income for the six months ended September 30, 1995 increased to $151.3 million, or $.87 per share, compared with $121.2 million, or $.71 per share, in the prior year. Included in the prior year is a non-recurring after-tax gain of $6.9 million, or $.04 per share, for the exchange of K&F debentures for cash and equity. The results of operations of Loral UDS contributed $6.6 million, or $.04 per share, to the current period's earnings; the Company's share of development costs of Globalstar, a limited partnership formed in March 1994 to design, construct, and operate a worldwide satellite-based telecommunications system, reduced the current period's earnings by $7.9 million, or $.05 per share, compared to $4.5 million, or $.03 per share, in the prior year.

     Earnings per share for the six months ended September 30, 1995 are based on
174.5 million primary weighted average shares outstanding, compared with 169.9 million in the prior year.

     The sales increase was attributable primarily to the sales of the acquired Loral UDS business which amounted to $397.8 million. Sales also include higher volume of $65.8 million for the United Kingdom's EH-101 Merlin ASW helicopter and $55.4 million for the Patriot Advanced Capability (PAC-3) missile,

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

formerly known as Extended Range Interceptor (ERINT); offset by lower volume of $60.4 million for the Multiple Launch Rocket System (MLRS) and $29.6 million for the Army Tactical Missile System (ATACMS). The Company has a diverse base of programs, none of which is expected to account for more than 6% of fiscal 1996 revenues. The change in sales from period to period also includes increases and decreases on a variety of other programs which individually are not significant to the overall sales change.

     Operating income increased to $318.7 million from $236.7 million in the prior year. The operating income increase includes $38.1 million attributable to the results of the acquired Loral UDS business. Operating income as a percentage of sales increased to 10.3% for the six months ended September 30, 1995 from 8.8% in the prior year. Excluding the effect of the acquired Loral UDS business, operating income as a percentage of sales increased to 10.4% in the six months ended September 30, 1995 from 8.8% in the prior year as a result of improved margins due to operating efficiencies particularly at the Loral Federal Systems business acquired effective January 1994; offset by higher pension cost in the current period as a result of the prior year's asset performance.

     Interest expense, net of interest and investment income, increased to $65.2 million from $37.4 million in the prior year. This increase was primarily due to the $27.4 million impact of debt incurred to finance the acquisition of Loral UDS and the prior year non-recurring gain, net of expenses, of $11.5 million for the exchange of K&F debentures for cash and equity. Excluding the impact of the Loral UDS acquisition and the K&F transaction, interest expense, net decreased by $11.1 million primarily as a result of strong Free Cash Flow, offset by an increase in the weighted average interest rate of debt. The Company's Free Cash Flow was $606.2 million for the twelve months ended September 30, 1995, of which $304.6 million was generated in the six months ended September 30, 1995. The Company's weighted average interest rate of debt was 7.41% for the six months ended September 30, 1995 compared with 6.22% for the six months ended September 30, 1994.

     The Company's effective tax rate was 38% in the six months ended September 30, 1995 and 1994.

                          PART II -- OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On September 14, 1995, at a Special Meeting of Stockholders of Loral Corporation, the proposal to amend the Company's Certificate of Incorporation to increase the number of authorized Common Shares from 150,000,000 to 300,000,000 was approved. The votes, which do not give effect to the two-for-one stock split, were:

    For......................................................................  65,873,312
    Against..................................................................     950,622
    Abstentions..............................................................     106,176

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed as part of this report:

        Exhibit 11.1 Computation of Earnings per Common Share for the three months ended September 30, 1995 and 1994

        Exhibit 11.2 Computation of Earnings per Common Share for the six months ended
                         September 30, 1995 and 1994

        Exhibit 12 Computation of Ratio of Earnings to Fixed Charges for the six months ended September 30, 1995 and 1994

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1995.

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

                                                    LORAL CORPORATION

                                          --------------------------------------
                                                        Registrant

Date: November 10, 1995                            MICHAEL P. DEBLASIO
                       ---------------------------------------------------------
                                                   Michael P. DeBlasio
                                             Senior Vice President -- Finance
                                              (Principal Financial Officer)
                                                           and
                                             Registrant's Authorized Officer

                                EXHIBIT INDEX
                                -------------


Exhibit
  No.                         Description
-------                      -------------

 11.1 Computation of Earnings per Common Share for the three months ended September 30, 1995 and 1994.


 11.2 Computation of Earnings per Common Share for the six months ended September 30, 1995 and 1994.


 12 Computation of Ratio of Earnings to Fixed Charges for the six months ended September 30, 1995 and 1994.