Form 10-Q
period 1995-12-31
LORAL CORP /NY/
filed 1996-02-14
CIK 60357

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1995

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

     As of January 31, 1996, there were 173,513,131 shares of Loral Corporation Common Stock outstanding.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        PART I -- FINANCIAL INFORMATION

                       LORAL CORPORATION AND SUBSIDIARIES

       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (Unaudited)

                                               THREE MONTHS ENDED             NINE MONTHS ENDED
                                                  DECEMBER 31,                  DECEMBER 31,
                                            -------------------------     -------------------------
                                               1995           1994           1995           1994
                                            ----------     ----------     ----------     ----------
Sales.....................................  $1,610,433     $1,334,910     $4,719,541     $4,025,035
Costs and expenses........................   1,425,390      1,189,995      4,215,754      3,643,393
                                            ----------     ----------     ----------     ----------
Operating income..........................     185,043        144,915        503,787        381,642
Interest and investment income............       2,579          3,077          9,602         18,335
Interest expense..........................      30,853         28,209        103,044         80,861
                                            ----------     ----------     ----------     ----------
Income before income taxes and equity in
  net loss of affiliates..................     156,769        119,783        410,345        319,116
Income taxes..............................      59,572         45,517        155,931        121,264
                                            ----------     ----------     ----------     ----------
Income before equity in net loss of
  affiliates..............................      97,197         74,266        254,414        197,852
Equity in net loss of affiliates..........       5,483          3,263         11,360          5,632
                                            ----------     ----------     ----------     ----------
Net income................................      91,714         71,003        243,054        192,220
Retained earnings, beginning of period....   1,006,905        740,315        882,104        643,373
Dividends.................................     (13,811)       (12,641)       (40,350)       (36,916)
                                            ----------     ----------     ----------     ----------
Retained earnings, end of period..........  $1,084,808     $  798,677     $1,084,808     $  798,677
                                            ==========     ==========     ==========     ==========
Weighted average number of common shares
  outstanding.............................     176,482        171,064        175,133        170,268
                                            ==========     ==========     ==========     ==========
Earnings per share (primary)..............  $      .52     $      .42     $     1.39     $     1.13
                                            ==========     ==========     ==========     ==========
Cash dividends per common share...........  $      .08     $     .075     $     .235     $      .22
                                            ==========     ==========     ==========     ==========

           See notes to condensed consolidated financial statements.

                       LORAL CORPORATION AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (Unaudited)

                                                                     DECEMBER 31,     MARCH 31,
                                                                         1995            1995
                                                                     ------------     ----------
ASSETS:
Current assets:
  Cash and cash equivalents........................................   $  226,723      $  125,674
  Contracts in process.............................................    1,375,837       1,147,233
  Deferred income taxes............................................      120,374         138,374
  Other current assets.............................................      176,354         141,846
                                                                      ----------      ----------
Total current assets...............................................    1,899,288       1,553,127
                                                                      ----------      ----------
Property, plant and equipment......................................    2,151,674       1,899,804
  Less, accumulated depreciation and amortization..................      864,704         758,279
                                                                      ----------      ----------
                                                                       1,286,970       1,141,525
                                                                      ----------      ----------
Cost in excess of net assets acquired, less amortization...........    1,774,279       1,265,932
Investment in affiliates...........................................      237,268         250,977
Deferred income taxes..............................................        8,568           7,568
Prepaid pension cost and other assets..............................      623,203         591,217
                                                                      ----------      ----------
                                                                      $5,829,576      $4,810,346
                                                                      ==========      ==========
LIABILITIES and SHAREHOLDERS' EQUITY:
Current liabilities:
  Current portion of debt..........................................   $      960      $      958
  Accounts payable, trade..........................................      200,697         169,743
  Billings and estimated earnings in excess of cost................      445,417         313,379
  Accrued employment costs.........................................      256,267         235,260
  Income taxes.....................................................       92,228          80,642
  Other current liabilities........................................      201,224         216,585
                                                                      ----------      ----------
Total current liabilities..........................................    1,196,793       1,016,567
                                                                      ----------      ----------
Postretirement benefits............................................      603,415         611,911
Other liabilities..................................................      195,971         178,798
Long-term debt.....................................................    1,869,263       1,315,530
Shareholders' equity:
  Preferred stock, $1.00 par value.................................           --              --
  Common stock, $.25 par value.....................................       43,711          21,464
  Capital surplus..................................................      879,855         828,734
  Retained earnings................................................    1,084,808         882,104
                                                                      ----------      ----------
                                                                       2,008,374       1,732,302
  Less:
     Treasury stock, at cost.......................................       20,267          19,738
     Equity adjustments............................................       23,973          25,024
                                                                      ----------      ----------
Total shareholders' equity.........................................    1,964,134       1,687,540
                                                                      ----------      ----------
                                                                      $5,829,576      $4,810,346
                                                                      ==========      ==========

           See notes to condensed consolidated financial statements.

                       LORAL CORPORATION AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)

                                                                         NINE MONTHS ENDED
                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                        1995          1994
                                                                      --------     -----------
Operating activities:
Net income..........................................................  $243,054     $   192,220
Deferred income taxes...............................................    62,000          65,000
Depreciation and amortization.......................................   201,497         197,091
Equity in net loss of affiliates....................................    11,360           5,632
Changes in assets and liabilities:
  Contracts in process..............................................   (42,877)         15,166
  Other current assets..............................................      (622)         50,564
  Other assets......................................................    (9,525)        (10,938)
  Accounts payable and accrued liabilities..........................    33,354         (40,715)
  Income taxes......................................................    19,809          23,827
  Postretirement benefits and other liabilities.....................   (16,544)         (5,122)
  Other.............................................................    (1,556)         (1,858)
                                                                      --------      ----------
Net cash provided by operating activities...........................   499,950         490,867
                                                                      --------      ----------
Investing activities:
Acquisition of businesses, net of cash acquired.....................  (879,669)         (3,750)
Advances to affiliates..............................................   (19,856)         (4,757)
Investment in affiliates............................................                   (13,773)
Capital expenditures, net...........................................   (81,227)        (79,994)
                                                                      --------      ----------
                                                                      (980,752)       (102,274)
                                                                      --------      ----------
Financing activities:
Net borrowings (payments) under revolving credit facilities and
  commercial paper..................................................   399,431      (1,026,322)
Proceeds from borrowings............................................   150,000         650,000
Seller financing in connection with acquisition of business.........                   (50,357)
Dividends paid......................................................   (40,350)        (36,916)
Proceeds from common stock issuance for stock options and
  employee benefit plans............................................    72,770          34,900
                                                                      --------      ----------
                                                                       581,851        (428,695)
                                                                      --------      ----------
Net increase (decrease) in cash and cash equivalents................   101,049         (40,102)
Cash and cash equivalents, beginning of period......................   125,674         238,498
                                                                      --------      ----------
Cash and cash equivalents, end of period............................  $226,723     $   198,396
                                                                      ========      ==========
Supplemental information:
     Interest paid during the period................................  $112,475     $    72,675
                                                                      ========      ==========
     Income taxes paid during the period, net of refunds............  $ 65,180     $    30,216
                                                                      ========      ==========

           See notes to condensed consolidated financial statements.

                       LORAL CORPORATION AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. The condensed consolidated statements of income for the three and nine months ended December 31, 1995 are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's latest annual report.

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

    This acquisition has been accounted for as a purchase. As such, the condensed consolidated financial statements reflect the results of operations of the acquired entity from the date of acquisition. Had this acquisition occurred on April 1, 1994, the unaudited pro forma sales, net income and earnings per share for the nine months ended December 31, 1994 would have been: $5,070,500,000; $208,900,000; and $1.23, respectively. The unaudited pro forma results, which are based on various assumptions, are not necessarily indicative of what would have occurred had the acquisition been consummated as of April 1, 1994. The pro forma effect of the acquisition of Loral UDS on the results of operations for the nine months ended December 31, 1995, is not material.

    The Company has acquired other business in the nine months ended December 31, 1995. These acquisitions did not have a material effect on the operations of the Company.

    Performance under acquired contracts in process of Loral UDS and prior acquisitions contributed after-tax income of $16,416,000 and $36,091,000, net of after-tax interest cost on debt related to the acquisitions and incremental amortization of cost in excess of net assets acquired, of $67,991,000 and $60,836,000 for the nine months ended December 31, 1995 and 1994, respectively. The decline in after-tax income reflects a reduction in sales from acquired contracts in process of Loral Federal Systems, acquired effective January 1, 1994, and Loral Vought Systems, acquired on August 31, 1992.

                       LORAL CORPORATION AND SUBSIDIARIES

3.  CONTRACTS IN PROCESS:

    Billings and accumulated costs and profits on long-term contracts, principally U.S. Government, comprise the following:

                                                                DECEMBER 31,        MARCH 31,
                                                                    1995              1995
                                                                -------------     -------------
                                                                        (IN THOUSANDS)
    Billed contract receivables...............................   $    459,965      $    380,240
    Unbilled contract receivables.............................      1,667,280         1,702,967
    Inventoried costs.........................................        679,917           477,955
                                                                  -----------       -----------
                                                                    2,807,162         2,561,162
    Less, unliquidated progress payments......................     (1,431,325)       (1,413,929)
                                                                  -----------       -----------
    Net contracts in process..................................   $  1,375,837      $  1,147,233
                                                                  ===========       ===========

4.  DEBT:

    In June 1995, the Company issued $150,000,000 7 5/8% Senior Debentures due 2025 utilizing the balance of the Company's existing shelf registration statement. These securities are not callable and are not subject to any sinking fund provisions. The proceeds were used to reduce the Company's outstanding commercial paper borrowings.

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

6.  AFFILIATES:

    In October 1995, the Company agreed to guarantee $250,000,000 of bank debt of one of the Company's affiliates, Globalstar, L.P. ("Globalstar"). In exchange for the guarantee, the Company will be issued warrants to purchase up to an 8% equity interest in Globalstar on a fully diluted basis. Subject to the approval of its shareholders, the warrants will be issued by Globalstar Telecommunications Limited ("GTL"), a general partner of Globalstar, and upon such approval, GTL will be issued additional warrants representing an approximate 2% equity interest in Globalstar. If GTL shareholder approval is not obtained, Globalstar will issue to the Company warrants to purchase partnership interests representing up to an 8% equity interest in Globalstar and no warrants will be issued to GTL. Globalstar has also agreed to pay the Company a fee equal to 1.5% per annum of the guaranteed amount outstanding under the bank financing. Such fee will be deferred and will be paid with interest commencing 90 days after the expiration of the bank financing. It is expected that Globalstar's other strategic partners will assume a portion of the guarantee. On December 15, 1995, Globalstar entered into a five-year $250,000,000 credit agreement with a group of banks.

    Under the terms of the Merger Agreement (See Note 7), Lockheed Martin agreed to assume the obligations of the Company as guarantor under the above described Credit Agreement and receive up to 60% of such warrants. In addition, Loral SpaceCom (See Note 7) has agreed to (i) indemnify Lockheed Martin, under certain circumstances, for up to $100,000,000 for its guarantee of Globalstar's obligations

                       LORAL CORPORATION AND SUBSIDIARIES
    under the Credit Agreement; and (ii) use its reasonable efforts to cause Globalstar's partners to assume up to $150,000,000 of the obligations as guarantor under the Credit Agreement. To the extent the Loral SpaceCom indemnity is applicable, Loral SpaceCom will receive the pro-rata portion of the warrants in respect thereof. To the extent Globalstar's partners agree to assume the obligations as guarantor, rights to a proportionate amount of such warrants will be transferred to them, and the Lockheed Martin guarantee and the Loral SpaceCom indemnification will be reduced accordingly.

7.  SUBSEQUENT EVENT:

    On January 7, 1996, Loral Corporation and Lockheed Martin Corporation ("Lockheed Martin") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") among Loral Corporation, Lockheed Martin and LAC Acquisition Corporation ("LAC"), a wholly-owned subsidiary of Lockheed Martin, providing for the transactions that will result in the defense electronics and systems integration businesses of Loral Corporation becoming a subsidiary of Lockheed Martin. Concurrently with the execution of the Merger Agreement, Loral Corporation, certain wholly-owned subsidiaries of Loral Corporation and Lockheed Martin, entered into the Restructuring, Financing and Distribution Agreement (the "Distribution Agreement"), which provides, among other things, for (i) the transfer of Loral Corporation's space and communications businesses, including its direct and indirect interests in Globalstar, Space Systems/Loral, Inc. and other affiliated businesses, as well as certain other assets, to Loral Space & Communications Ltd., a Bermuda company ("Loral SpaceCom"), (ii) the distribution of all of the shares of Loral SpaceCom common stock to holders of Loral Corporation common stock and persons entitled to acquire shares of Loral Corporation common stock on a one-for-one basis (the "Spin-Off") each as of a record date (the "Spin-Off Record Date") to be declared by the Board of Directors of Loral Corporation and to be a date on or immediately prior to the consummation of the tender offer, and (iii) the contribution by Lockheed Martin of $712,400,000 to Loral SpaceCom, of which $344,000,000 represents payment for preferred stock, convertible into a 20% equity interest in Loral SpaceCom, to be retained by Lockheed Martin following the Spin-Off and the Merger.

    Under the terms of the Merger Agreement, LAC commenced a cash tender offer on January 12, 1996 for all outstanding shares of common stock, par value $.25 per share, of Loral Corporation at a price of $38.00 per share. Consummation of the tender offer is subject to, among other things, at least two-thirds of the shares of Loral Corporation common stock, determined on a fully-diluted basis, being validly tendered and not withdrawn prior to the expiration of the tender offer, applicable regulatory approvals and the occurrence of the Spin-Off Record Date.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     On January 7, 1996, Loral Corporation and Lockheed Martin Corporation ("Lockheed Martin") entered into a definitive Agreement and Plan of Merger (the "Merger Agreement") among Loral Corporation, Lockheed Martin and LAC Acquisition Corporation ("LAC"), a wholly-owned subsidiary of Lockheed Martin, providing for the transactions that will result in the defense electronics and systems integration businesses of Loral Corporation becoming a subsidiary of Lockheed Martin. Concurrently with the execution of the Merger Agreement, Loral Corporation, certain wholly-owned subsidiaries of Loral Corporation and Lockheed Martin, entered into the Restructuring, Financing and Distribution Agreement (the "Distribution Agreement"), which provides, among other things, for (i) the transfer of Loral Corporation's space and communications businesses including its direct and indirect interests in Globalstar, Space Systems/Loral, Inc. and other affiliated businesses , as well as certain other assets, to Loral Space & Communications Ltd., a Bermuda company ("Loral SpaceCom"), (ii) the distribution of all of the shares of Loral SpaceCom common stock to holders of Loral Corporation common stock and persons entitled to acquire shares of Loral Corporation common stock on a one-for-one basis (the "Spin-Off") each as of a record date (the "Spin-Off Record Date") to be declared by the Board of Directors of Loral Corporation and to be a date on or immediately prior to the consummation of the tender offer, and (iii) the contribution by Lockheed Martin of $712.4 million to Loral SpaceCom, of which $344 million represents payment for preferred stock, convertible into a 20% equity interest in Loral SpaceCom, to be retained by Lockheed Martin following the Spin-Off and the Merger. (See
Note 7 to Condensed Consolidated Financial Statements.)

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

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED
DECEMBER 31, 1995 AND DECEMBER 31, 1994

     Sales for the quarter ended December 31, 1995 increased to $1.610 billion from $1.335 billion in the prior year. Net income for the quarter ended December 31, 1995 increased to $91.7 million, or $.52 per share, compared with $71.0 million, or $.42 per share, in the prior year. The results of operations of Loral UDS contributed $3.3 million, or $.02 per share, to the current quarter's earnings; the Company's share of development costs of Globalstar, a limited partnership formed in March 1994 to design, construct, and operate a worldwide satellite-based telecommunications system, reduced the current quarter's earnings by $6.6 million, or $.04 per share, compared to $2.4 million, or $.01 per share, in the prior year.

     Earnings per share for the quarter ended December 31, 1995 are based on
176.5 million primary weighted average shares outstanding, compared with 171.1 million in the prior year.

     The sales increase was attributable primarily to the sales of the acquired Loral UDS which amounted to $263.7 million. Sales also include higher volume of $29.9 million for various U.S. Postal Service automation systems and $21.8 million for the Multiple Launch Rocket System (MLRS); offset by lower volume of $14.8 million for the U.S. Navy's Light Airborne Multipurpose System (LAMPS) MK III ASW helicopter and $13.8 million for ALR-56 radar warning systems. The Company has a diverse base of programs, none of which is expected to account for more than 7% of fiscal 1996 revenues. The change in sales from period to

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

period also includes increases and decreases on a variety of other programs which individually are not significant to the overall sales change.

     Operating income increased to $185.0 million from $144.9 million in the prior year. The operating income increase includes $20.2 million attributable to the results of the acquired Loral UDS business. Operating income as a percentage of sales increased to 11.5% in the quarter ended December 31, 1995 from 10.9% in the prior year. Excluding the effect of the acquired Loral UDS business, operating income as a percentage of sales increased to 12.2% from 10.9% as a result of improved margins due to operating efficiencies particularly at the Loral Federal Systems business acquired effective January 1994; offset by higher pension cost in the current period as a result of the prior year's asset performance.

     Interest expense, net of interest and investment income, increased to $28.3 million from $25.1 million in the prior year. This increase was primarily due to the $14.9 million impact of debt incurred to finance the acquisition of Loral UDS. Excluding the impact of the Loral UDS acquisition, interest expense, net decreased by $11.7 million primarily as a result of strong Free Cash Flow and a slight decrease in the weighted average interest rate of debt. The Company's Free Cash Flow (net cash from operating activities, less capital expenditures, plus proceeds of stock purchases by employee benefit plans and exercises of stock options) was $622.3 million for the twelve months ended December 31, 1995, of which $186.9 million was generated in the quarter ended December 31, 1995. The Company's weighted average interest rate of debt was 7.41% for the quarter ended December 31, 1995 compared with 7.50% for the quarter ended December 31, 1994.

     The Company's effective tax rate was 38% in the quarters ended December 31, 1995 and 1994.

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

     The Company's current ratio increased to 1.6:1 at December 31, 1995, compared with 1.5:1 at March 31, 1995. The debt (net of cash) to equity ratio grew to .84:1 at December 31, 1995 from .71:1 at March 31, 1995 due primarily to the acquisition of Loral UDS.

     In October 1995, the Company agreed to guarantee $250 million of bank debt of one of the Company's affiliates, Globalstar, L.P. ("Globalstar"). In exchange for the guarantee, the Company will be issued warrants to purchase up to an 8% equity interest in Globalstar on a fully diluted basis. Subject to the approval of its shareholders, the warrants will be issued by Globalstar Telecommunications Limited ("GTL"), a general partner of Globalstar, and upon such approval, GTL will be issued additional warrants representing an approximate 2% equity interest in Globalstar. If GTL shareholder approval is not obtained, Globalstar will issue to the Company warrants to purchase partnership interests representing up to an 8% equity interest in Globalstar and no warrants will be issued to GTL. Globalstar has also agreed to pay the Company a fee equal to 1.5% per annum of the guaranteed amount outstanding under the bank financing. Such fee will be deferred and will be paid with interest commencing 90 days after the expiration of the bank financing. It is expected that Globalstar's other strategic partners will assume a portion of the guarantee. On December 15, 1995, Globalstar entered into a five-year $250 million credit agreement with a group of banks.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

     Under the terms of the Merger Agreement, Lockheed Martin agreed to assume the obligations of the Company as guarantor under the above described Credit Agreement and receive up to 60% of such warrants. In addition, Loral SpaceCom has agreed to (i) indemnify Lockheed Martin, under certain circumstances, for up to $100 million for its guarantee of Globalstar's obligations under the Credit Agreement; and (ii) use its reasonable efforts to cause Globalstar's partners to assume up to $150 million of the obligations as guarantor under the Credit Agreement. To the extent the Loral SpaceCom indemnity is applicable, Loral SpaceCom will receive the pro-rata portion of the warrants in respect thereof. To the extent Globalstar's partners agree to assume the obligations as guarantor, rights to a proportionate amount of such warrants will be transferred to them, and the Lockheed Martin guarantee and the Loral SpaceCom indemnification will be reduced accordingly. (See Notes 6 and 7 to Condensed Consolidated Financial Statements.)

COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
DECEMBER 31, 1995 AND DECEMBER 31, 1994

     Sales for the nine months ended December 31, 1995 increased to $4.720 billion from $4.025 billion in the prior year. Net income for the nine months ended December 31, 1995 increased to $243.1 million, or $1.39 per share, compared with $192.2 million, or $1.13 per share, in the prior year. Included in the prior year is a non-recurring after-tax gain of $6.9 million, or $.04 per share, for the exchange of K&F debentures for cash and equity. The results of operations of Loral UDS contributed $9.9 million, or $.06 per share, to the current period's earnings; the Company's share of development costs of Globalstar, a limited partnership formed in March 1994 to design, construct, and operate a worldwide satellite-based telecommunications system, reduced the current period's earnings by $14.5 million, or $.08 per share, compared to $6.9 million, or $.04 per share, in the prior year.

     Earnings per share for the nine months ended December 31, 1995 are based on
175.1 million primary weighted average shares outstanding, compared with 170.3 million in the prior year.

     The sales increase was attributable primarily to the sales of the acquired Loral UDS business which amounted to $661.5 million. Sales also include higher volume of $73.0 million for the Patriot Advanced Capability (PAC-3) missile, formerly known as Extended Range Interceptor (ERINT), $62.9 million for the United Kingdom's EH-101 Merlin ASW helicopter and $46.5 million for various U.S. Postal Service automation systems; offset by lower volume of $42.4 million for the U.S. Navy's Light Airborne Multipurpose System (LAMPS) MK III ASW helicopter, $38.6 million for the Multiple Launch Rocket System (MLRS), $37.5 million for the ALR-56 radar warning systems and $30.0 million for the Army Tactical Missile System (ATACMS). The Company has a diverse base of programs, none of which is expected to account for more than 7% of fiscal 1996 revenues. The change in sales from period to period also includes increases and decreases on a variety of other programs which individually are not significant to the overall sales change.

     Operating income increased to $503.8 million from $381.6 million in the prior year. The operating income increase includes $58.3 million attributable to the results of the acquired Loral UDS business. Operating income as a percentage of sales increased to 10.7% for the nine months ended December 31, 1995 from 9.5% in the prior year. Excluding the effect of the acquired Loral UDS business, operating income as a percentage of sales increased to 11.0% in the nine months ended December 31, 1995 from 9.5% in the prior year as a result of improved margins due to operating efficiencies particularly at the Loral Federal Systems business acquired effective January 1994; offset by higher pension cost in the current period as a result of the prior year's asset performance.

     Interest expense, net of interest and investment income, increased to $93.4 million from $62.5 million in the prior year. This increase was primarily due to the $42.2 million impact of debt incurred to finance the acquisition of Loral UDS and the prior year non-recurring gain, net of expenses, of $11.5 million for the exchange of K&F debentures for cash and equity. Excluding the impact of the Loral UDS acquisition and the K&F transaction, interest expense, net decreased by $22.8 million primarily as a result of strong Free Cash

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION -- (CONTINUED)

Flow, offset by an increase in the weighted average interest rate of debt. The Company's Free Cash Flow (net cash from operating activities, less capital expenditures, plus proceeds of stock purchases by employee benefit plans and exercises of stock options) was $622.3 million for the twelve months ended December 31, 1995, of which $491.5 million was generated in the nine months ended December 31, 1995. The Company's weighted average interest rate of debt was 7.41% for the nine months ended December 31, 1995 compared with 6.63% for the nine months ended December 31, 1994.

     The Company's effective tax rate was 38% in the nine months ended December 31, 1995 and 1994.

                          PART II -- OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed as part of this report:

        Exhibit 11.1 Computation of Earnings per Common Share for the three months ended December 31, 1995 and 1994

        Exhibit 11.2 Computation of Earnings per Common Share for the nine months ended
                         December 31, 1995 and 1994

        Exhibit 12 Computation of Ratio of Earnings to Fixed Charges for the nine months ended December 31, 1995 and 1994

     (b) Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended December 31, 1995.

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

                                                    LORAL CORPORATION

                                          --------------------------------------
                                                        Registrant

Date: February 13, 1996                            MICHAEL P. DEBLASIO
                                          --------------------------------------
                                                   Michael P. DeBlasio
                                             Senior Vice President -- Finance
                                              (Principal Financial Officer)
                                                           and
                                             Registrant's Authorized Officer

                                EXHIBIT INDEX

        Exhibit 11.1 Computation of Earnings per Common Share for the three months ended December 31, 1995 and 1994

        Exhibit 11.2 Computation of Earnings per Common Share for the nine months ended December 31, 1995 and 1994

        Exhibit 12 Computation of Ratio of Earnings to Fixed Charges for the nine months ended December 31, 1995 and 1994

        Exhibit 27       Financial Data Schedule