Form 10-Q
period 1996-09-30
LORAL CORP /NY/
filed 1996-10-24
CIK 60357

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                            ------------------------


                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


                            ------------------------


                         COMMISSION FILE NUMBER 1-14180


                            ------------------------


                       LORAL SPACE & COMMUNICATIONS LTD.

                                600 Third Avenue
                            New York, New York 10016
                            Telephone (212) 697-1105

                     Jurisdiction of incorporation: Bermuda

                     IRS identification number: 13-3867424


                            ------------------------


     The registrant has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or such shorter period and has been subject to such filing requirements for the past 90 days.

     As of October 23, 1996, there were 191,092,308 shares of Loral Space & Communications Ltd. common stock outstanding.



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                         PART 1. FINANCIAL INFORMATION

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                   THREE MONTHS ENDED         SIX MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                  ---------------------     ---------------------
                                                    1996         1995         1996         1995
                                                  --------     --------     --------     --------
Management fee from affiliate...................  $  1,837     $  1,589     $  3,375     $  2,446
Costs and expenses..............................    (7,389)        (822)     (11,075)      (1,510)
Interest income.................................     9,974           --       18,120           --
Allocated interest expense......................        --       (2,920)          --       (5,466)
                                                  --------     --------     --------     --------
Income (loss) before income taxes and equity in
  net loss of affiliates........................     4,422       (2,153)      10,420       (4,530)
Provision (benefit) for income taxes............       921         (745)       1,641       (1,613)
                                                  --------     --------     --------     --------
Income (loss) before equity in net loss of
  affiliates....................................     3,501       (1,408)       8,779       (2,917)
Equity in net loss of affiliates................      (548)      (3,370)      (4,525)      (5,877)
                                                  --------     --------     --------     --------
Net income (loss)...............................  $  2,953     $ (4,778)    $  4,254     $ (8,794)
                                                  ========     ========     ========     ========
Weighted average number of common and equivalent
  shares outstanding............................   233,728      171,526      225,600      171,007
                                                  ========     ========     ========     ========
Earnings (loss) per share.......................  $   0.01     $  (0.03)    $   0.02     $  (0.05)
                                                  ========     ========     ========     ========

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)
                                  (Unaudited)

                                                                      SEPTEMBER 30,
                                                                          1996
                                                                      -------------     MARCH 31,
                                                                                          1996
                                                                                        ---------
                                                                                         (NOTE)
                                             ASSETS
Current assets:
  Cash and cash equivalents.........................................    $ 592,734       $      12
  Other assets......................................................       23,008              --
                                                                       ----------        --------
Total current assets................................................      615,742              12
Property, plant and equipment, net..................................       18,498              --
Investment in affiliates............................................      441,984         339,272
Other assets........................................................       26,394           9,800
Deferred income taxes...............................................           --           5,312
                                                                       ----------        --------
                                                                        $1,102,618      $ 354,396
                                                                       ==========        ========
                      LIABILITIES AND SHAREHOLDERS' EQUITY/INVESTED EQUITY
Current liabilities:
  Accounts payable..................................................    $   5,606       $      --
  Accrued expenses..................................................        2,297              --
  Income taxes payable..............................................        2,796              --
                                                                       ----------        --------
Total current liabilities...........................................       10,699              --
Deferred income taxes...............................................        4,060              --
Long-term liabilities...............................................       10,550              --
Shareholders' equity/invested equity:
  Invested equity...................................................           --         354,384
  Series A convertible preferred stock, par value $.01; 150,000,000 shares authorized, 45,896,977 shares issued and outstanding at
     September 30, 1996.............................................          459              --
  Series B preferred stock, par value $.01; 750,000 shares
     authorized and unissued........................................           --              --
  Common stock, par value $.01; 750,000,000 shares authorized,
     191,092,308 shares issued and outstanding at September 30,
     1996; 12,000 shares at March 31, 1996..........................        1,911              --
  Paid-in capital...................................................    1,070,685              12
  Retained earnings.................................................        4,254              --
                                                                       ----------        --------
Total shareholders' equity/invested equity..........................    1,077,309         354,396
                                                                       ----------        --------
                                                                        $1,102,618      $ 354,396
                                                                       ==========        ========

---------------

Note: The March 31, 1996 balance sheet has been derived from the audited financial statements at that date.

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                           SIX MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
Operating activities:
  Net income (loss)....................................................  $  4,254     $ (8,794)
  Equity in net loss of affiliates.....................................     4,525        5,877
  Tax benefit of Globalstar partnership losses.........................        --        4,445
  Deferred taxes.......................................................        --       (2,463)
  Depreciation.........................................................       613           --
  Changes in operating assets and liabilities..........................   (17,277)          --
                                                                         --------     --------
Cash used in operating activities......................................    (7,885)        (935)
                                                                         --------     --------
Investing activities:
  Payment for Globalstar service provider rights.......................        --       (9,800)
  Proceeds from sale of property, plant and equipment..................     5,003           --
  Investments in affiliates............................................    (6,425)      (4,059)
  Capital expenditures.................................................      (658)          --
                                                                         --------     --------
Cash used in investing activities......................................    (2,080)     (13,859)
                                                                         --------     --------
Financing activities:
  Proceeds from the Distribution.......................................   612,274           --
  Transaction expenses related to the Distribution.....................   (12,000)          --
  Advances from Loral Corporation prior to the Distribution............     2,425       14,794
                                                                         --------     --------
Cash provided by financing activities..................................   602,699       14,794
                                                                         --------     --------
Increase in cash and cash equivalents..................................   592,734           --
Cash and cash equivalents -- beginning of period.......................        --           --
                                                                         --------     --------
Cash and cash equivalents -- end of period.............................  $592,734     $     --
                                                                         ========     ========
Non-cash investing and financing activities:
  Assets transferred from Loral Corporation at the Distribution........  $ 36,622
                                                                         ========
  Liabilities assumed from Loral Corporation at the Distribution.......  $ 15,650
                                                                         ========
  Acquisition of the interest in SS/L held by certain partnerships affiliated with Lehman Brothers:
       Issuance of Loral common stock..................................  $100,313
                                                                         ========
       Transfer of GTL common stock, at cost...........................  $  5,150
                                                                         ========

           See notes to condensed consolidated financial statements.

                       LORAL SPACE & COMMUNICATIONS LTD.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)  FORMATION OF LORAL SPACE & COMMUNICATIONS LTD.

          Loral Space & Communications Ltd. (the "Company" or "Loral") is one of the world's leading satellite communications companies, with substantial interests in both the manufacture and operation of geosynchronous and low-earth orbit satellite systems. Loral manages and is the largest equity owner of Space Systems/Loral, Inc. ("SS/L"), one of the world's leading manufacturers of space systems, and Globalstar, L.P. ("Globalstar"), a system of LEO satellites expected to be placed in service in 1998 that will support digital telephone service to handheld and fixed terminals worldwide. Loral together with its partners will act as Globalstar service providers in Canada, Brazil and Mexico, and with Qualcomm, Inc. ("Qualcomm"), holds the exclusive right to provide in-flight phone service using Globalstar in the United States. In addition, Loral recently agreed to purchase Skynet, the third largest domestic satellite service provider, from AT&T. Loral also holds FCC licenses for two orbital slots overlooking the Western Hemisphere, which it intends to use in conjunction with the Skynet business. Loral was formed to effectuate the distribution of Loral Corporation's ("Old Loral") space and telecommunications businesses (the "Distribution") to shareholders of Old Loral and holders of options to purchase Old Loral common stock pursuant to a merger agreement (the "Merger") dated January 7, 1996 between Old Loral and Lockheed Martin Corporation ("Lockheed Martin"). Certain other assets and liabilities of Old Loral were transferred to Loral at the Distribution.

          The Distribution of approximately 183.6 million shares of Loral common stock was made on April 23, 1996. In connection with the Distribution, Lockheed Martin contributed $612 million in cash to the Company. Of the amount contributed, $344 million represented the purchase of 45,896,977 shares of Loral Series A Convertible Preferred Stock. Such stock is subject to certain voting limitations, restrictions on transfer and standstill provisions.

2)  BASIS OF PRESENTATION

          The accompanying unaudited condensed consolidated financial statements have been prepared by Loral pursuant to the rules of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting of normal recurring accruals) necessary for a fair presentation of results of operations, financial position and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to keep the information presented from being misleading. The results of operations for the three and six months ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year. It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. References to Loral or the Company prior to the Distribution refer to the space and communications operations of Old Loral.

          Loral records its investments in Globalstar and SS/L using the equity method of accounting. Accordingly, Loral's results of operations reflect its proportionate share of the results of operations of its affiliates on an equity accounting basis.

          The results of operations for the three and six months ended September 30, 1995, include allocations and estimates of certain expenses of Loral based upon estimates of actual services performed by Old Loral on behalf of Loral. The amount of corporate office expenses for the three and six months ended September 30, 1995 has been estimated based primarily on the allocation methodology prescribed by government regulations pertaining to government contractors, which management of Loral believes is a reasonable allocation method.

          For the three and six months ended September 30, 1995, interest was allocated to Loral based upon Old Loral's historical weighted average debt cost applied to the average investment in affiliates, which

                       LORAL SPACE & COMMUNICATIONS LTD.

     management of Loral believes to be a reasonable allocation method. Interest related to Old Loral's investment in Globalstar was capitalized because Globalstar has not commenced commercial operations.

3)  INVESTMENT IN AFFILIATES

          Investment in affiliates is summarized as follows (in thousands):

                                                                      SEPTEMBER 30,     MARCH 31,
                                                                          1996            1996
                                                                      -------------     ---------
    SS/L............................................................    $ 260,880       $ 144,051
    Globalstar......................................................      181,104         195,221
    K & F...........................................................       22,602          22,937
    Deferred K & F Gain.............................................      (22,602)        (22,937)
                                                                         --------        --------
                                                                        $ 441,984       $ 339,272
                                                                         ========        ========

          Equity in net income (loss) of affiliates consists of (in thousands):

                                                                           SIX MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                      ---------------------------
                                                                          1996            1995
                                                                      -------------     ---------
    SS/L............................................................    $   6,859       $   1,976
    Globalstar......................................................      (11,384)        (12,298)
    Tax benefit of Globalstar partnership losses....................           --           4,445
                                                                         --------         -------
                                                                        $  (4,525)      $  (5,877)
                                                                         ========         =======

          In April 1996, Loral purchased an additional $2.5 million principal amount of the Globalstar Telecommunications Limited ("GTL") Convertible Preferred Equivalent Obligations. Interest income includes $1.8 million and $3.5 million, respectively for the three and six month periods ended September 30, 1996, on the Company's investment in the GTL Convertible Preferred Equivalent Obligations.

          The following table represents the summary of results of operations of Loral's affiliates for the six months ended September 30, 1996 and 1995 (in thousands):

                                                            1996                               1995
                                              --------------------------------   --------------------------------
                                              GLOBALSTAR     SS/L      K & F     GLOBALSTAR     SS/L      K & F
                                              ----------   --------   --------   ----------   --------   --------
    Revenues................................   $     --    $613,832   $142,503    $     --    $489,159   $131,486
    Operating income (loss).................    (29,396)     31,897     29,244     (38,138)     11,803     22,249
    Income (loss) before extraordinary loss
      on K&F debt refinancing...............    (24,795)     18,490      9,720     (30,116)      6,042      1,344
    Net income (loss).......................    (24,795)     18,490        578     (30,116)      6,042      1,344
    Net loss applicable to ordinary
      partnership interests.................    (35,390)         --         --     (30,116)         --         --

          Loral has made a strategic decision to increase its ownership in SS/L to 100%. The first step in implementing this strategy was the acquisition by Loral in August 1996 of the 18.3% interest in SS/L owned by certain partnerships affiliated with Lehman Brothers (the "Lehman Partnerships") in exchange for 7,500,000 newly issued shares of common stock of the Company, 267,256 shares of common stock of GTL previously held by the Company and $4 million in cash. As a result of this transaction, the Company increased its interest in SS/L from 32.7% to 51%. Loral also recently made offers to SS/L's Alliance Partners to acquire their respective ownership interests in SS/L in exchange for equity securities or securities convertible into equity securities of Loral or, under certain circumstances, for cash. Two of the Alliance Partners have indicated their interest to exchange their equity interest in SS/L for equity securities or convertible equity securities of the Company. The remaining two Alliance Partners initially

                       LORAL SPACE & COMMUNICATIONS LTD.

     expressed an interest in exchanging their shares of SS/L common stock for cash, but are currently reconsidering whether to accept such securities. Following any exchange by an Alliance Partner of SS/L common stock for equity securities or convertible equity securities of the Company, such Alliance Partner would retain its representation on the SS/L Board of Directors and its strategic operating relationship with SS/L.

4)  RECENTLY ADOPTED FINANCIAL ACCOUNTING PRONOUNCEMENTS

          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which is required to be adopted for fiscal years beginning after December 15, 1995. SFAS 121 establishes the accounting standards for the impairment of long-lived assets, certain intangible assets and cost in excess of net assets acquired to be held and used, and for long-lived assets and certain intangible assets to be disposed of. The Company has adopted SFAS 121 and such adoption did not have any effect on its results of operations or financial position.

          In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which is required to be adopted by fiscal 1996. SFAS 123 establishes accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans (including stock arrangements by investors for the benefit of their investees). Under SFAS 123 the Company may either adopt the new fair value based accounting method or continue the intrinsic value based method and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS 123 had been adopted. The Company has adopted SFAS 123 and elected to continue the intrinsic value based method of accounting for stock-based employee compensation plans and provide the required pro forma disclosures; therefore, the adoption of SFAS 123 did not have any effect on Loral's reported results of operations.

5)  SUBSEQUENT EVENTS

          On September 25, 1996, Loral entered into a definitive agreement to acquire Skynet Satellite Services ("Skynet") from AT&T for $712.5 million in cash, subject to a dollar-for-dollar adjustment to the extent that Skynet's net assets delivered on the closing date, measured in accordance with the Asset Purchase Agreement, are more or less than $487 million. The Company intends to finance a significant portion of the purchase price with debt. Skynet is a leading U.S. satellite communications service provider that owns and operates the Telstar satellite network. The transaction is subject to regulatory approvals and is expected to conclude during the first quarter of 1997.

                       LORAL SPACE & COMMUNICATIONS LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Actual results could differ materially from any forward-looking statements as a result of a wide variety of factors and conditions which are described below.

LORAL SPACE & COMMUNICATIONS LTD.

     Loral is one of the world's leading satellite communications companies, with substantial interests in both the manufacture and operation of geosynchronous and low-earth orbit satellite systems. Loral manages and is the largest equity owner of SS/L, one of the world's leading manufacturers of space systems, and Globalstar, a system of LEO satellites expected to be placed in service in 1998 that will support digital telephone service to handheld and fixed terminals worldwide. Loral together with partners will act as Globalstar service providers in Canada, Brazil and Mexico and with Qualcomm holds the exclusive right to provide in-flight phone service using Globalstar in the United States. In addition, Loral recently agreed to purchase Skynet, the third largest domestic satellite service provider, from AT&T. Loral also holds FCC licenses for two orbital slots overlooking the Western Hemisphere, which it intends to use in conjunction with the Skynet business.

     Loral intends to pursue additional satellite-based communications services opportunities, including the international expansion of Skynet's satellite service business, and CyberStar, a proposed worldwide high-speed communications system comprised of three GEO satellites designed to provide interactive, broadband multimedia data transmission. Loral holds FCC Orbital position assignments, subject to final licensing for two of the necessary CyberStar orbital slots, and has applied for the third. Loral is also developing LINCSS, a location information service that is designed to improve the accuracy of GPS receivers from 100 meters to 5 centimeters or less, and is pursuing opportunities in partnership with others to offer domestic and international direct-to-home ("DTH") services. The Company, through SS/L, recently established a joint venture with Mabuhay to provide DTH services to the Philippines.

     Loral records its investments in Globalstar and SS/L using the equity method of accounting. Accordingly, Loral's results of operations reflect its proportionate share of the results of operations of its affiliates on an equity accounting basis.

     Loral was formed on April 23, 1996. References to Loral or the Company prior to that date refer to the space and communications operations of Loral Corporation ("Old Loral").

     On September 25, 1996, Loral entered into a definitive agreement to acquire Skynet from AT&T for $712.5 million in cash, subject to a dollar-for-dollar adjustment to the extent that Skynet's net assets delivered on the closing date, measured in accordance with the Asset Purchase Agreement, are more or less than $487 million. The Company intends to finance a significant portion of the purchase price with debt. Skynet is a leading U.S. satellite communications service provider that owns and operates the Telstar satellite network. The transaction is subject to regulatory approvals and is expected to conclude during the first quarter of 1997.

     Future operating results of Loral will be dependent on a number of factors including the results of operations of Globalstar and SS/L and upon closing of the Skynet acquisition, the results of operations of Skynet, the level of corporate operating expenses, the utilization of the available cash balances and the extent of interest income or other investment income. Loral currently anticipates having net income for the period ending December 31, 1996.

                       LORAL SPACE & COMMUNICATIONS LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1996, Loral had $593 million of cash and cash equivalents. Loral intends to utilize its existing capital base and access to the capital markets to pay for the Skynet acquisition, make additional investments in Globalstar, increase its ownership in SS/L, and invest in or acquire additional satellite telecommunications businesses and opportunities such as CyberStar. Globalstar and SS/L are currently financed without recourse to Loral other than the indemnification provided to Lockheed Martin in connection with Lockheed Martin's guarantee under the Globalstar credit agreement.

     Globalstar and SS/L have no history of paying dividends and are not expected to pay dividends in the near future. The Globalstar and the SS/L credit facilities impose restrictions on Globalstar's and SS/L's ability to pay distributions or dividends to its partners and stockholders. In addition, Globalstar does not expect to make distributions until after it has commenced full commercial operations. It is anticipated that Loral will fund its operating requirements from interest income generated from the temporary investment of cash balances and the receipt of SS/L management fees and from the operations of Skynet after the closing of the Skynet acquisition.

     Skynet. The Company intends to finance a significant portion of the Skynet $712.5 million purchase price with debt. Currently, Skynet has a contract with SS/L for the construction of one satellite and has an option for two additional satellites and one ground spare. Loral believes that capital expenditures through 1999 to fund the satellite under construction, two of the satellites under option and ground equipment will total approximately $450 million. Based on current projections, Loral believes that Skynet's internal cash flows will be adequate to fund capital expenditures and service the interest and retire the principal of the debt to be incurred to finance the acquisition.

     Globalstar. Globalstar currently estimates the cost for the design, construction and deployment of the Globalstar System, including working capital, cash interest on anticipated borrowings and operating expenses to be approximately $2.5 billion, as compared with approximately $2.2 billion estimated at December 31,1995. Actual amounts may vary from this estimate and additional funds would be required in the event of unforeseen delays, cost overruns, launch failures, technological risks, adverse regulatory developments, or to meet unanticipated expenses and for system enhancements and measures to assure system performance and readiness for the space and ground segments. As of September 30, 1996, Globalstar has raised or received commitments for approximately $1.4 billion. Globalstar believes that its current capital, vendor financing commitments and the availability of the Globalstar credit agreement are sufficient to fund its requirements into the first quarter of 1997. Globalstar intends to raise the remaining funds required for the Globalstar System from a combination of sources, including debt issuance (which may include an equity component), exercise of warrants, financial support from the Globalstar partners, projected service provider payments, projected net service revenues from initial operations, anticipated payments received from the sale of gateways and Globalstar phones and placement of partnership interests with new and existing strategic investors. Although Globalstar believes it will be able to obtain these additional funds, there can be no assurance that such funds, will be available on favorable terms or on a timely basis, if at all.

     In connection with the merger between Old Loral and Lockheed Martin, Lockheed Martin assumed $206 million of the guarantee on the Globalstar credit agreement. The balance of $44 million of the guarantee was assumed by various Globalstar partners. Loral has agreed to indemnify Lockheed Martin for its liability in excess of $150 million under its guarantee of the Globalstar credit agreement.

     SS/L. Loral has made a strategic decision to increase its ownership in SS/L to 100%. The first step in implementing this strategy was the acquisition by Loral in August 1996 of the 18.3% interest in SS/L owned by the Lehman Partnerships in exchange for 7,500,000 newly issued shares of Common Stock of the

                       LORAL SPACE & COMMUNICATIONS LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

Company, 267,256 shares of common stock of GTL previously held by the Company and $4 million in cash. As a result of this transaction, the Company increased its interest in SS/L from 32.7% to 51%. Loral also recently made offers to SS/L's Alliance Partners to acquire their respective ownership interests in SS/L in exchange for equity securities or securities convertible into equity securities of Loral or, under certain circumstances, for cash. Two of the Alliance Partners have indicated their interest to exchange their equity interests in SS/L for equity securities or convertible equity securities of the Company. The remaining two Alliance Partners initially expressed an interest in exchanging their shares of SS/L common stock for cash, but are currently reconsidering whether to accept such securities. Following any exchange by an Alliance Partner of SS/L common stock for equity securities or convertible equity securities of the Company, such Alliance Partner would retain its representation on the SS/L Board of Directors and its strategic operating relationship with SS/L. If Loral increases its ownership in SS/L to 100%, Loral will discontinue the use of the equity method of accounting for SS/L and will consolidate SS/L's financial position and results of operations in its financial statements.

     SS/L is the prime contractor for the design and construction of Globalstar's 56 satellites. In connection therewith, SS/L and its subcontractors have committed $310 million of vendor financing to Globalstar, of which $121 million of such vendor financing is effectively borne by the subcontractors. The Company believes that SS/L's existing credit facilities are adequate to meet SS/L's present financing requirements.

     Other Business Opportunities. Loral intends to pursue additional satellite-based communications service opportunities. These opportunities are in formative stages and there can be no assurances that they will be further developed or licensed, or that the necessary capital to complete such opportunities will be available.

     Cash Used and Provided. Cash used in operating activities for the six months ended September 30, 1996 and 1995 was $7.9 million and $0.9 million, respectively, primarily due to the items discussed in Results of Operations and increases in other assets.

     Cash used in investing activities for the six months ended September 30, 1996 and 1995 was $2.1 million and $13.9 million, respectively, primarily due to the purchase of $2.5 million principal amount of GTL Convertible Preferred Equivalent Obligations in April 1996 and $4 million used in connection with the purchase of the Lehman Partnerships' interest in SS/L in August 1996, offset by the sale of property, plant and equipment, compared with the initial payment of $9.8 million for the Globalstar Canadian service provider rights and additional capitalized interest in 1995.

     Net cash provided by financing activities for the six months ended September 30, 1996 and 1995 was $602.7 million and $14.8 million, respectively, representing the proceeds from the Distribution and advances from Old Loral offset by cash paid for transaction expenses related to the Distribution in 1996 compared with advances from Old Loral to fund the above-mentioned activities in 1995.

RESULTS OF OPERATIONS

     The results of operations for the three and six months ended September 30, 1995 include allocations and estimates of certain expenses of Loral based upon estimates of actual services performed by Old Loral on behalf of Loral. The amount of corporate office expenses for the three and six months ended September 30, 1995 has been estimated based primarily on the allocation methodology prescribed by government regulations pertaining to government contractors, which management of Loral believes is a reasonable allocation method.

     For the three and six months ended September 30, 1995, interest was allocated to Loral based upon Old Loral's historical weighted average debt cost applied to the average investment in affiliates, which management of Loral believes to be a reasonable allocation method. Interest related to Old Loral's investment in Globalstar has been capitalized because Globalstar has not commenced its principal operations.

                       LORAL SPACE & COMMUNICATIONS LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The results of operations reflect net income of $3.0 million and $4.3 million for the three and six months ended September 30, 1996 versus a net loss of $4.8 million and $8.8 million for the same periods in 1995. The increase in net income was primarily the result of an increase in interest income due to investment of cash proceeds from the Distribution and no allocated interest expense. The increase in interest income was partially offset by an increase in operating expenses. The increase in operating expenses was a result of the Company operating on a stand alone basis without the benefit of economies of scale as part of Old Loral.

     The equity in net loss of affiliates decreased to $0.5 million and $4.5 million for the three and six months ended September 30, 1996 from $3.4 million and $5.9 million for the same periods in 1995, primarily due to Loral's proportionate share of Globalstar's development costs offset by the proportionate share of SS/L's income (see Note 3 to the Condensed Consolidated Financial Statements).

     Loral will be subject to U.S. federal, state and local income tax at regular corporate rates on any income that is effectively connected with the conduct of a U.S. trade or business. When such income is deemed removed from the U.S. business, it will be subject to an additional 30 percent "branch profits" tax. Also, the world-wide income of any U.S. subsidiaries is subject to U.S. income taxation at regular corporate rates. For the three and six months ended September 30, 1996, the Company recorded income tax expense of $0.9 million and $1.6 million. For the year ended March 31, 1996, the Company's operations were included in the consolidated tax returns of Old Loral. For the three and six months ended September 30, 1995, the income tax benefit of $0.7 million and $1.6 million was computed as if Old Loral's space and communications operations was a separate taxpayer.

SUMMARY RESULTS OF OPERATIONS OF AFFILIATES

GLOBALSTAR, L.P. RESULTS OF OPERATIONS

     Globalstar is a development stage partnership and has not commenced commercial service operations. The net loss applicable to ordinary partnership interests for the six months ended September 30, 1996 increased to $35.4 million from $30.1 million for the comparable period in the prior year. The increase in the net loss is a result of lower interest income and the preferred distribution on the redeemable preferred partnership interests of $10.6 million allocated to the ordinary partnership interests. Marketing, general and administrative expenses remained at a constant level in each period. Globalstar is expending significant funds for the design, construction, testing and deployment of the Globalstar System and expects such losses to continue through commencement of revenue generating service operations.

     Interest income for the six months ended September 30, 1996 and 1995 was $4.6 million and $8.0 million, respectively. Interest income decreased as a result of lower average cash balances outstanding.

     Development costs for the six months ended September 30, 1996 and 1995 were $21.0 million and $29.7 million, respectively, and reflect the development of certain technologies under Globalstar's contract with Qualcomm and Globalstar's in-house engineering.

SPACE SYSTEMS/LORAL RESULTS OF OPERATIONS

     Revenues for the six months ended September 30, 1996 increased to $613.8 million from $489.2 million for the same period in the prior year. Net income for the six months ended September 30, 1996 increased to $18.5 million compared with $6.0 million in the prior year primarily as the result of higher revenue.

     The increase in revenues was attributable primarily to higher volume on commercial satellite contracts, including the Globalstar, Pioneer and Telstar programs, offset by lower volume on the NStar and Tempo programs.

                       LORAL SPACE & COMMUNICATIONS LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

RECENTLY ADOPTED FINANCIAL ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("SFAS 121"), which is required to be adopted for fiscal years beginning after December 15, 1995. SFAS 121 establishes the accounting standards for the impairment of long-lived assets, certain intangible assets and cost in excess of net assets acquired to be held and used, and for long-lived assets and certain intangible assets to be disposed of. The Company has adopted SFAS 121 and such adoption did not have any effect on its results of operations or financial position.

     In October 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), which is required to be adopted by fiscal 1996. SFAS 123 establishes accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans (including stock arrangements by investors for the benefit of their investees). Under SFAS 123 the Company may either adopt the new fair value based accounting method or continue the intrinsic value based method and provide pro forma disclosures of net income and earnings per share as if the accounting provisions of SFAS 123 had been adopted. The Company has adopted SFAS 123 and elected to continue the intrinsic value based method of accounting for stock-based employee compensation plans and provide the required pro forma disclosures; therefore, the adoption of SFAS 123 did not have any effect on Loral's reported results of operations.

CERTAIN FACTORS THAT MAY EFFECT FUTURE RESULTS

     This quarterly report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. In addition, from time to time, the Company or its representatives have made or may make forward-looking statements, orally or in writing. Such forward-looking statements may be included in, but are not limited to, various filings made by the Company with the Securities and Exchange Commission, press releases or oral statements made by or with the approval of an authorized executive officer of the Company. Actual results could differ materially from those projected or suggested in any forward-looking statements as a result of a wide variety of factors and conditions, including, but not limited to, the factors summarized below. These factors and other factors and conditions have been described in the section of the Company's Information Statement, dated April 12, 1996, entitled "Risk Factors" and other documents that the Company and its affiliates file from time to time with the Securities and Exchange Commission including the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and the shareholder is specifically referred to these documents with regard to the factors and conditions that may affect future results.

     The Company's ability to successfully develop and provide a variety of satellite-based services will depend upon various factors, many of which may be beyond the control of the Company. The Company's prospects and financial condition will depend on its ability, among other things, to operate in a regulated environment, compete with others for customers, frequency assignments and orbital slots, fund the capital needs of the programs that it is pursuing, design, launch and operate satellite systems effectively, market its services and keep pace with technological advances and innovations.

     The FCC regulates the use of radio spectrum in the United States, including the licensing of satellites designed to provide domestic or international service. The Company has a number of applications pending before the FCC for licenses to construct, launch and operate various satellite systems. While the Company has received FCC authorization with respect to several of its proposed programs, such authorizations remain subject to petitions for reconsideration.

                       LORAL SPACE & COMMUNICATIONS LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

     The Company's pending FCC application for CyberStar and for two extended Ku-band systems have been challenged by third parties before the FCC. In determining whether to grant the Company authorization, the FCC must evaluate whether the Company meets the FCC's financial qualification requirements. Regulatory delays could adversely affect the Company or result in significant cost increases. In addition, even if the FCC were to grant the Company its requested authorizations, such authorizations are subject to petitions for reconsideration and judicial review. The failure by the Company to meet construction and other milestones established with the FCC may also result in the revocation of its authorizations.

     The Company's operations are subject to international coordination. The failure to successfully coordinate its satellites on an international basis may adversely affect the Company's ability to provide services outside the United States. The Company's two Ka-band orbital slots for Cyberstar are located in positions that are subject to prior claims of parties from other countries.

     The space and communications industry is highly competitive and is dominated by companies with significantly greater financial, technical and regulatory resources than those of the Company. The Company will compete with such parties for customers and for local regulatory approval in jurisdictions in which the Company or such third parties may wish to operate. In addition, the Company will have to compete for allocation of scarce frequency assignments and geosynchronous orbital slots in order to pursue its business plan.

     The Company is currently considering a number of opportunities that will involve significant capital expenditures by the Company, many of which will not be expected to generate revenues until years after such capital outlay. In addition, the capital requirements of SS/L and Globalstar are also significant. In order to fully fund all such opportunities or to make additional investments in SS/L and Globalstar, the Company may need to issue debt or equity securities or engage in other financing activities, which may include offerings of debt or equity securities of SS/L and Globalstar. In addition, any issuance of equity securities by SS/L and Globalstar may result in a dilution of the Company's equity interest to the extent the Company does not participate therein. A shortfall in meeting such capital needs could prevent completion of some or all of the projects currently being pursued by the Company or SS/L and Globalstar.

     The Company is expected to incur significant indebtedness to finance its acquisition of Skynet. The debt financing expected to be incurred by the Company in connection with the Skynet acquisition, together with any additional indebtedness that may be incurred by the Company in the future, may restrict or limit the Company's ability to make dividend payments on its capital stock, to incur additional indebtedness and to enter into certain other transactions.

     The closing of the Skynet acquisition is subject to a number of conditions including, among others, the receipt of FCC approval for license transfers and the expiration or early termination of the waiting period under the HSR Act. While the Company expects to close the acquisition during the first quarter of 1997, there can be no assurance that the Skynet acquisition will be consummated.

     While the Company manages SS/L and Globalstar, the Globalstar partnership agreement and the SS/L stockholders agreement limit the ability of the Company to take certain actions without the approval of, in the case of Globalstar, at least one Independent Representative to the General Partners' Committee or, in the case of SS/L, at least two and in some cases all of the directors appointed by the Alliance Partners. As a result, the Company may be unable to cause SS/L and Globalstar to take actions which the Company might deem to be in its best interests.

     The Company expects that a substantial portion of its business will be conducted outside of the United States. Such operations are subject to certain risks such as changes in domestic and foreign government regulations and telecommunications standards, tariffs or taxes and other trade barriers. Accordingly, govern-

                       LORAL SPACE & COMMUNICATIONS LTD.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS -- (CONTINUED)

ment actions in foreign countries could have a significant effect on the Company's operations. Political, economic or social instability or other developments in such countries, including currency fluctuations, could also adversely affect the Company's operations. In addition, the Company's agreements relating to local operations may be governed by foreign law or enforceable only in foreign jurisdictions. As a result, in the event of a dispute, it may be difficult for the Company to enforce its rights under such agreements.

     The space and communications industries are characterized by rapid technological advances and innovations. There is no assurance that one or more of the technologies utilized or under development by the Company may not become obsolete, or that its services will be in demand by the time they are offered. The Company will be dependent upon technologies developed by third parties to implement key aspects of its strategy to integrate its satellite systems with terrestrial networks, and there can be no assurance that such technologies will be available to the Company on a timely basis or on reasonable terms.

     Shareholders and partners of the SS/L and Globalstar, and shareholders of the Company, are principal suppliers to, subcontractors for, and customers of or service providers for SS/L and Globalstar. In addition, SS/L is the prime contractor for Globalstar's satellite constellation and for Skynet's Telstar satellites. SS/L and its subcontractors have provided vendor financing to Globalstar in connection therewith. As a result, conflicts of interest may arise with respect to such contracts and arrangements. The Globalstar partnership agreement and the SS/L stockholders agreement provide for certain procedures relating to the approval of agreements entered into by Globalstar and its partners, and by SS/L and its stockholders, respectively.

                          PART II -- OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

     The following exhibits are filed as part of this report:

          Exhibit 11.1 -- Computation of Earnings (Loss) per Share for the three months ended September 30, 1996 and 1995.

          Exhibit 11.2 -- Computation of Earnings (Loss) per Share for the six
                          months ended September 30, 1996 and 1995.

          Exhibit 27  -- Financial Data Schedule

     (b) Reports on Form 8-K


      DATE OF REPORT                                   DESCRIPTION
    -------------------    -------------------------------------------------------------------
    August 9, 1996         Item 5. -- The Company acquired all the SS/L Series S Preferred
                           Stock held by certain partnerships affiliated with Lehman Brothers.
    September 27, 1996     Item 5. -- The Company agreed to purchase the operations and assets of the Skynet Satellite Services from AT&T.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LORAL SPACE & COMMUNICATIONS LTD.
                                             ---------------------------------
                                                        Registrant

Date: October 23, 1996

                                                    MICHAEL P. DEBLASIO
                                             ---------------------------------
                                              Senior Vice President -- Chief
                                                    Financial Officer
                                                           and
                                             Registrant's Authorized Officer

                                 EXHIBIT INDEX

   EXHIBIT NO.                                      DESCRIPTION
------------------    -----------------------------------------------------------------------
11.1 and 11.2         COMPUTATION OF EARNINGS (LOSS) PER SHARE
27                    FINANCIAL DATA SCHEDULE